Form 10QSB
period 1996-03-31
MARKETLINK INC
filed 1996-05-15
CIK 891389

Securities & Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        Commission file number 0-25764

                                MarketLink, Inc.
        (Exact name of small business issuer as specified in its charter)
      Minnesota                                                    41-167504
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                           Identification No.)

                          10340 Viking Drive, Suite 150
                             Eden Prairie, MN 55344
                    (Address of principal executive offices)

                                  612-996-9000
                           (Issuer's telephone number)

      Check  whether  the issuer (1) filed all  reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. NOT APPLICABLE

                         APPLICABLE TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,943,831 shares outstanding as of 4/30/96, par value $.01 per share.

      Transitional Small Business Disclosure Format (check one);  YES [ ] NO [X]

                                MarketLink, Inc.

                                Table of Contents

PART I        Financial Information                                     Page No.

 Item 1  Financial Statements (Unaudited)
              Balance Sheets                                               3
              Statements of Operations                                     4
              Statements of Cash Flows                                     5
              Notes to Financial Statements                                6

 Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7 - 8

PART II       Other Information                                             9


SIGNATURES                                                                 10

Part 1 - Financial Information
Item 1. Financial Statements

                                           MarketLink, Inc.
                                            Balance Sheets

                                                                       March 31,            December 31,
                                                                          1996                  1995
                                                                      (unaudited)
                                                                   ----------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                            $2,251,854           $2,720,771
      Trade accounts receivable, net of allowance for
        doubtful accounts of $7,500 in 1995 and 1996                          141,604               70,946
      Minimum lease payments receivable                                        34,200               34,200
      Computer parts and supplies, net of reserve for
        obsolescence of $1,000 in 1995 and 1996                               114,105              123,463
      Prepaid expenses                                                         84,132               63,470
                                                                   -------------------     ----------------
Total current assets                                                        2,625,895            3,012,850

Property and equipment:
      Furniture and equipment                                                 681,745              624,691
      Equipment leased to others                                              265,774              313,664
                                                                   -------------------     ----------------
                                                                              947,519              938,355
      Accumulated depreciation                                               (362,710)            (302,551)
                                                                   -------------------     ----------------
                                                                              584,809              635,804
Other assets:
      Investment in sales type leases                                          29,964               38,514
      Deposits                                                                 35,311               11,465
                                                                   -------------------     ----------------
                                                                               65,275               49,979

                                                                   ===================     ================
Total Assets                                                               $3,275,979           $3,698,633
                                                                   ===================     ================



Liabilities and shareholders' equity
Current liabilities
      Accounts payable                                                        $79,228              $96,199
      Current maturities of long-term debt                                     57,849               73,844
      Accrued expenses                                                              0               25,038
      Deferred revenue                                                         25,080               45,147
      Other accrued liabilities                                               123,803              119,662
                                                                           -----------     ----------------
Total current liabilities                                                     285,960              359,890

Long-term debt - related parties                                               15,497               19,380
Long-term debt, net of current maturities                                      71,521               64,918

Shareholders' equity:
      Common stock, par value $.01 per share
        Authorized shares--5,000,000
        Issued and outstanding shares:
          1996 and 1995--2,931,415 and 2,931,415                               29,314               29,314
      Additional paid-in capital                                            6,081,148            6,081,148
      Accumulated deficit                                                  (3,207,461)          (2,856,017)
                                                                           -----------     ----------------
Total shareholders' equity (deficit)                                        2,903,002            3,254,445
                                                                           -----------     ----------------
Total liabilities and shareholders' equity                                 $3,275,979           $3,698,633
                                                                           ===========     ================

See accompanying notes.

                                MarketLink, Inc.
                             Statements of Operations
                                  (Unaudited)

                                                   Three months ended March 31,
                                                         1996            1995
                                                   -------------     ---------

  Revenues                                            $  218,645    $  111,994
  Cost of revenues                                        86,818        54,722
                                                      ----------    ----------
  Gross profit                                           131,827        57,272

  Operating expenses:
        Selling, general and administrative              360,499       241,314
        Research and delevopment                         166,328        94,261
        N11 application costs                                 --        10,203
                                                      ----------    ----------
  Total operating expenses                               526,827       345,778
                                                      ----------    ----------
  Operating loss                                        (395,000)     (288,506)

  Interest income                                         32,098             0
  Interest expense                                        (4,762)      (40,590)
  Other income                                            16,220         6,840
                                                      ----------    ----------
  Loss before income taxes                              (351,444)     (322,256)

  Provision for income taxes                                  --            --
                                                      ----------    ----------
  Net loss                                            $ (351,444)   $ (322,256)
                                                      ==========    ==========

  Net loss per share                                  ($    0.12)   ($    0.32)

  Weighted average number of shares outstanding        2,931,415     1,014,583
                                                      ==========    ==========


  See accompanying notes.

                                MarketLink, Inc.
                            Statements of Cash Flows

                                                   Three months ended March 31,
                                                        1996             1995
                                                   ---------------   ----------
Operating Activities:
Net Loss                                             ($  351,444)   ($  322,256)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Depreciation                                          64,522         47,983
    Gain on sale of property and equipment                (5,520)            --
    Changes in operating assets and liabilities:
      Accounts receivable                                (70,658)       (15,398)
      Minimum lease pmts receivable                        8,550         16,717
      Computer parts and supplies                        (21,279)         6,266
      Prepaid expenses and deposits                      (44,508)        20,523
      Accounts payable                                   (16,971)       (39,624)
      Accrued liabilities                                (20,897)        92,400
      Deferred revenue                                   (20,067)        33,405
                                                     -----------    -----------
Net cash used in operating activities                   (478,272)      (159,984)

Investing Activities:
Sale of property and equipment                            79,684             --
Purchases of property and equipment                      (57,054)       (99,419)
                                                     -----------    -----------
Net cash used in operating activities                     22,630        (99,419)

Financing activities:
Payments on short-term and long-term notes payable       (13,275)       (15,730)
Net proceeds from short-term debt                             --        460,000
Deferred stock offering costs                                 --        (67,004)
                                                     -----------    -----------
Net cash used in financing activities                    (13,275)       377,266
                                                     -----------    -----------

Decrease in cash and cash equivalents                   (468,917)       117,863
Cash and cash equivalents at beginning of period       2,720,771         97,931
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 2,251,854    $   215,794
                                                     ===========    ===========


See accompanying notes.

                                MarketLink, Inc.
                          Notes to Financial Statements
                                 March 31, 1996
                                   (Unaudited)


Note. 1.  Summary of Significant Accounting Policies.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31,1996. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1995, included in the Company's Form 10-KSB for the year ended December 31, 1995 and the Company's 1995 Annual Report to Shareholders.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain Statement of Operations data as a percentage of revenues.

                                               First Quarter     First Quarter
                                                   1996              1995

       Revenues                                   100.0%                 100.0%
       Cost of revenues                            39.7                   48.9
       Gross margin                                60.3                   51.1
       Operating expense:
          Research & development                   76.1                   84.2
          Selling, general and administrative     164.9                  215.5
          N11 costs                                 0.0                    9.1
       Total other income (expense)                19.9                  (30.1)
       Net loss                                  (160.7)%               (287.8)%

Revenues

Revenues for the quarters ended March 31, 1995, and 1996, were $111,994 and $218,645, respectively, resulting in an increase of $106,651. The Company recognized approximately $78,000 in revenue in the first quarter from its One Call product. This represents an increase of $27,000, or 54%, over the same period last year. In the first quarter of 1996, there was approximately $54,000 in recurring revenue from operating leases between MarketLink and various newspaper publishing companies, up from $20,000 in the first quarter of 1995. The Company also realized approximately $42,000 in revenue from its real estate product in the first quarter 1996. In the comparable 1995 period, this product generated $46,000 in revenue.

Gross Margin

While increasing its revenues by 95.2% over the first quarter last year, the Company's cost of revenues increased from $54,722 in the first quarter of 1995 to $86,818 in the same period in 1996. The resulting gross margin of $131,827 for the first quarter 1996 is an increase of 130.2% over the same period last year.

Research and Development

Research and development expenses increased from $94,261 in the quarter ended March 31, 1995, to $166,328 in the quarter ended March 31, 1996. This increase is related to an increase in the number of employees needed for the continued development, testing, and installations of new UNIX systems, as well as development of Geographic Information Systems mapping capabilities. This category of expense declined in relation to sales from 84.2% in the first quarter of 1995 to 76.1% in the first quarter of 1996.

Selling, General and Administrative

Selling, general and administrative expenses for the quarters ended March 31, 1995, and 1996, were $241,314 and $360,499 respectively, an increase of 49.4%. This increase of $119,185 is due to various factors, the most significant of which was an increase in the cost associated with the establishment and maintenance of a sales and marketing staff. In addition, many of the sales materials to be used by these employees were purchased during the first quarter 1996.

N11 Expenses

In late 1995, the Company discontinued efforts to obtain and commercialize the use of abbreviated dialing codes. As a result, N11 expenses were incurred in the first quarter or 1995, but none were incurred for the same period in 1996.

Other Income and Expense

Other income and expense changed from a loss of $33,750 in the first quarter of 1995 to a gain of $43,856 in the first quarter of 1996. In the 1995 period the Company incurred net interest expense of $40,590, primarily due to outstanding notes for bridge loans used to fund the Company until an initial public offering of its common stock could be completed. As a result of the initial public offering, the bridge loans were repaid and excess proceeds were invested in interest bearing instruments. During the first quarter of 1996, the net interest income was $27,336.

Net Loss

MarketLink's net loss increased to $351,444 in the first quarter of 1996 from $322,256 in the same period last year, a change of 9.1%.


Liquidity and Capital Resources

The Company had working capital of $2,652,960 at December 31, 1995, and working capital of $2,339,935 at March 31, 1996. In the first quarter of 1996, cash used in operations was $478,272. Of that amount, $57,935 was used to reduce current liabilities.

PART II     Other Information

Item 1.     Legal Proceedings

      On March 8, 1996, Don Lomax, a former employee of the Company, filed suit against the Company in Hennepin County District Court for the State of Minnesota. The suit alleges breach of an unsigned employment agreement between Mr. Lomax and the Company. The terms of the unsigned instrument provide for the annual payment of salary and for the issuance of a certain number of shares of Company Common Stock to Mr. Lomax upon the execution of such instrument. Mr.
Lomax is seeking specific performance of the terms of the instrument. The Company has sought legal counsel with respect to such suit. Management of the Company believes the suit will be resolved in its favor.


      On April 22, 1996, Spanlink Communication Company, Inc. filed suit against an employee of the Company, David J. Meyer, and the Company in Hennepin County District Court for the State of Minnesota. The suit alleges breach of a Confidentiality and Non-Competition Agreement and requests, among other things, a temporary restraining order prohibiting Mr. Meyer from continuing his employment with MarketLink or disclosing any Spanlink confidential information to MarketLink. Following a hearing on April 23, 1996, the Court declined to grant a temporary restraining order. At a second hearing held on May 2, 1996 the Court declined to grant a temporary injunction in this matter. As of May 8, 1996, no dates have been set for any further steps in this matter. Management of the Company believes the suit will be resolved in its favor.



Item 5.  Other Information

     As a result of the Company's May 13, 1996, annual meeting of shareholders and meetings of its Board of Directors, the Company's Board of Directors now consists of Ronald Eibensteiner, Nicholas Bluhm, Michael Corcoran, Vin Weber and Gregory Mohn. On May 13, 1996, Ronald Eibensteiner was elected Chairman of the Board and Nicholas Bluhm was elected President, Chief Executive Officer and Chief Financial Officer.


Item 6.       Exhibits and Reports on Form 8-K

  (a)  Exhibits

         Exhibit 27 - Financial Data Schedule
                      (filed with electronic version only)

  (b)  Reports on Form 8-K

         None

                                MarketLink, Inc.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MARKETLINK, INC.
                                              (Registrant)


Date: May 15, 1996                            BY: /S/ Nicholas C. Bluhm
                                              Nicholas C. Bluhm
                                              President, Chief Executive Officer
                                              and Chief Financial Officer
                                              (Principal Financial &
                                              Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.        Description

    27             Financial Data Schedule (filed with electronic version only)