Form 10QSB
period 1996-06-30
MARKETLINK INC
filed 1996-08-14
CIK 891389

Securities & Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

[  ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-25764

                                MarketLink, Inc.
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                                41-1675041
(State or other jurisdiction                                     (IRS Employer
of incorporation or organization)                            Identification No.)


                          10340 Viking Drive, Suite 150
                             Eden Prairie, MN 55344
                    (Address of principal executive offices)

                                  612-996-9000
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
         Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. NOT APPLICABLE

                         APPLICABLE TO CORPORATE ISSUERS
         State the number of shares  outstanding of each of the issuer's classes
of  common  equity,  as  of  the  latest  practicable  date:   2,943,831  shares
outstanding as of 7/31/96, par value $.01 per share.

Transitional Small Business Disclosure Format (check one); YES [ ] NO [X]

                                MarketLink, Inc.

                                Table of Contents

PART I            Financial Information                                Page No.

 Item 1.          Financial Statements
                    Balance Sheets                                          3
                    Statements of Operations                                4
                    Statements of Cash Flows                                5
                    Notes to Financial Statements                           6

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

PART II           Other Information                                        10

 Item 1.          Legal Proceedings                                        10

 Item 4.          Submission of Matters to a Vote of Security Holders      10

 Item 5.          Other Information                                        11

 Item 6.          Exhibits and Reports on Form 8-K                         12


SIGNATURES                                                                 13

Part 1. - Financial Information
Item 1. - Financial Statements


                                MarketLink, Inc.
                                 Balance Sheets

                                                        June 30, 1996            December 31,
                                                         (unaudited)                 1995
                                                        -------------            -----------

Assets

Current assets:
     Cash and cash equivalents                           $1,832,842              $2,720,771
     Trade accounts receivable, net of
      allowance for doubtful accounts of                    135,397                  70,946
      $7,500 in 1995 and $5,025 in 1996                      34,200                  34,200
     Minimum lease payments receivable                      100,000                      --
     Note receivable
     Computer parts and supplies, net of
      reserve for obsolescence of $1,000                     98,296                 123,463
      in 1995 and $4,000 in 1996                             87,463                  63,470
                                                        -----------            ------------
     Prepaid expenses                                     2,288,198               3,012,850
Total current assets

Property and equipment:
     Furniture and equipment                                675,469                 624,691
     Equipment leased to others                             291,080                 313,664
                                                       ------------            ------------
                                                            966,549                 938,355

     Accumulated depreciation                             (430,009)               (302,551)
                                                       ------------            ------------
                                                            536,540                 635,804

Other assets:
     Investment in sales type leases                         21,414                  38,514
     Acquisition costs                                       71,725                      --
     Deposits                                                45,885                  11,465
                                                       ------------             -----------
                                                            139,024                  49,979


Total Assets                                             $2,963,762              $3,698,633
                                                         ==========              ==========

Liabilities and shareholders' equity
Current liabilities
     Accounts payable                                      $125,021                 $96,199
     Notes payable                                            9,690                      --
     Current maturities of long-term debt                    57,849                  73,844
     Accrued expenses                                        39,790                  25,038
     Customer deposits                                        1,642                      --
     Deferred revenue                                        86,037                  45,147
     Other accrued liabilities                              204,366                 119,662
                                                       ------------            ------------
Total current liabilities                                   524,395                 359,890

Long-term debt - related parties                              3,594                  19,380
Long-term debt, net of current maturities                    70,410                  64,918

Shareholders' equity:
     Common stock, par value $.01 per share
      Authorized  shares--5,000,000 Issued
      and outstanding shares:
      1996 and 1995--2,943,831 and 2,931,415                 29,438                  29,314
     Additional paid-in capital                           6,081,019               6,081,148
     Accumulated deficit                                 (3,745,094)             (2,856,017)
                                                       ------------            ------------
Total shareholders' equity                                2,365,363               3,254,445
                                                       ------------            ------------
Total liabilities and shareholders' equity               $2,963,762              $3,698,633
                                                       ============            ============

See accompanying notes.

                                MarketLink, Inc.
                            Statements of Operations
                                   (unaudited)


                                           Three months ended June 30,      Six months ended June 30,
                                               1996           1995             1996          1995
                                          ------------   ------------       --------       --------

Revenues
Cost of revenues                           $   204,813    $   213,401    $   423,458    $   325,395
Gross profit                                    90,898         57,471        177,716        112,193
                                           -----------    -----------    -----------    -----------
                                               113,915        155,930        245,742        213,202

Operating expenses:
     Selling, general and administrative       513,318        255,210        873,817        496,525
     Research and development                  157,921        100,828        324,249        195,089
     N11 application costs                        --             --             --           10,203
                                           -----------    -----------    -----------    -----------
Total operating expenses                       671,239        356,038      1,198,066        701,817
                                           -----------    -----------    -----------    -----------
Operating loss                                (557,324)      (200,108)      (952,324)      (488,615)

Interest income                                 25,456           --           57,554           --
Interest expense                                (4,279)       (28,554)        (9,041)       (69,144)
Other income (expense)                          (1,486)        15,706         14,734         22,546
                                           -----------    -----------    -----------    -----------
Loss before income taxes                      (537,633)      (212,956)      (889,077)      (535,213)

Provision for income taxes                        --             --             --             --
                                           -----------    -----------    -----------    -----------
Net loss                                   $  (537,633)   $  (212,956)   $  (889,077)   $  (535,213)
                                           ===========    ===========    ===========    ===========

Net loss per share                         $     (0.18)   $     (0.10)   $     (0.30)   $     (0.34)
                                           ===========    ===========    ===========    ===========

Weighted average number of shares
        outstanding                          2,924,603      2,154,984      2,919,009      1,587,933
                                           ===========    ===========    ===========    ===========


See accompanying notes.

                                MarketLink, Inc.
                            Statements of Cash Flows
                                   (unaudited)



                                                             Six months ended June 30,

                                                                   1996           1995
                                                            -----------    -----------

Operating Activities
Net Loss                                                    $  (889,077)   $  (535,213)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation                                               132,002        104,908
     Gain on sale of property and equipment                      (4,634)          --
     Changes in operating assets and liabilities:
         Accounts receivable                                    (64,451)       (66,677)
         Minimum lease pmts receivable                           17,100         29,151
         Computer parts and supplies                             25,167        (42,779)
         Prepaid expenses and deposits                          (34,164)       (62,277)
         Other assets                                           (95,974)          --
         Accounts payable                                        28,822       (150,340)
         Accrued liabilities                                    101,098        (69,901)
         Deferred revenue                                        40,890         62,042
                                                            -----------    -----------
     Net cash used in operating activities                     (743,221)      (731,086)

Investing Activities:
     Note receivable                                           (100,000)          --
     Money market fund                                             --       (3,538,334)
     Sale of property and equipment                              79,685           --
     Purchases of property and equipment                       (107,788)      (115,268)
                                                            -----------    -----------
     Net cash used in investing activities                     (128,103)    (3,653,602)

Financing activities:
     Proceeds from issuance of common stock                        --        5,554,708
     Payments on short-term and long-term notes
      payable                                                   (16,605)    (1,336,873)
     Deferred stock offering costs                                 --          123,146
                                                            -----------    -----------
     Net cash (used) provided by financing activities           (16,605)     4,340,981
                                                            -----------    -----------

Decrease in cash and cash equivalents                          (881,929)       (43,707)
Cash and cash equivalents at beginning of period              2,720,771         97,931
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 1,832,842    $    54,224
                                                            ===========    ===========


See accompanying notes.

MarketLink, Inc.
Notes to Financial Statements
June 30, 1996
(Unaudited)


Note. 1.  Summary of Significant Accounting Policies.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31,1996. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1995, included in the Company's Form 10-KSB for the year ended December 31, 1995 and the Company's 1995 Annual Report to Shareholders.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain Statement of Operations data as a percentage of revenues.

                                        Three months          Six months
                                       ended June 30,        ended June 30,
                                       1996       1995       1996       1995
Revenues                              100.0%     100.0%     100.0%     100.0%
Cost of revenues                       44.4       26.9       42.0       34.5
Gross profit                           55.6       73.1       58.0       65.5
Operating expense:
   Research & development              77.1       47.2       76.6       60.0
   Selling, general and               250.6      119.6      206.4      152.6
    administrative
   N11 costs                            0.0        0.0        0.0        3.1
Total other income (expense)            9.6       (6.0)      14.9      (14.3)
Net loss                             (262.5)%    (99.8)%   (210.0)%   (164.5)%

Revenues

Revenues for the six month period ended June 30, 1996 increased 30.1% over the same period in 1995 to $423,458. For the three month period ended June 30, 1996 the revenues were $204,813 compared to $213,401 for the same period in 1995, a decrease of $8,588. Comparing revenues for the Company's one call product, the Company recognized approximately $41,000 in revenue in the three months ended June 30, 1996 and approximately $112,000 for the three months ended June 30, 1995. This represents a decrease of $71,000, or 63.4%, from the same period last year. The decrease is due primarily to a sale of a one call system in the second quarter of 1995. The decrease is due primarily to a sale of a one call system in the second quarter of 1995. In the three months ended June 30, 1996, there was approximately $68,000 in revenue from operating leases between the Company and various newspaper publishing companies, up from $31,000 for the same period of 1995, an increase of 119.4%. The Company also realized approximately $50,000 in revenue from its real estate product in the three months ended June 30, 1996 compared to approximately $46,000 in the same period in 1995. Revenues from the Company's Geographic Information Systems (GIS) product were $31,000 in the three months ended June 30, 1996 compared to $12,000 in the same period of 1995, an increase of $19,000 or 158%. The Company's newest product named FirstLink, enables airlines to provide customers with departure and arrival time information, generated revenues of $15,000 in the three months ended June 30, 1996.

Gross Profit

The Company's cost of revenues increased $65,523 or 58% for the six month period ended June 30, 1996 compared to the same period in 1995. Cost of revenues increased $33,427 in the three month period ended June 30, 1996. The gross profit of $113,915 for the three month period ended June 30, 1996, is an increase of 27% over the same period last year after excluding the sale of a one call system which occurred in the three month period ended June 30, 1995. Gross profit, as a percentage of revenues, for the six month period ended June 30, 1996 was 58% compared to 65.6% for the same period in 1995. Gross profit, as a percentage of revenues, for the three month period ended June 30, 1996 was 55.6% compared to 73.1% for the same period in 1995.

Selling, General and Administrative

Selling, general and administrative expenses for the six month period ended June 30, 1996 increased $377,292 or 76% compared to the same period in 1995. For the three month period ended June 30, 1996, selling, general and administrative expenses were $513,318 compared to $255,210 for the same period in 1995, an increase of 101.1%. This increase of $258,108 is due to increased legal expenses incurred for assistance in preparation of the Company's first Form 10-KSB, lawsuit defense, annual meeting and proxy preparation, other securities matters and the change in management. Other expenses included in this increase are the accrued liabilities for severance payments, costs of printing the Company's annual report to shareholders and proxy materials and advertising costs.

Research and Development

Research and development expenses increased from $129,160 or 66.2% in the six month period ended June 30, 1996, compared to the same period in 1995. The expense increased $57,093 or 56.6% from $100,828 in the three month period ended June 30, 1995, to $157,921 in the three month period ended June 30, 1996. These increases are related to an increase in the number of employees needed for the continued development, testing, and installations of new UNIX systems, as well as development of Geographic Information Systems mapping capabilities.

N11 Expenses

In late 1995, the Company discontinued efforts to obtain and commercialize the use of abbreviated dialing codes. As a result, N11 expenses were incurred in the three month period ended March 31, 1995, but none have been incurred in 1996.

Other Income and Expense

Other income and expense for the six months ended June 30, 1996 was a net gain of $63,247 compared to a net loss of $46,598 in the same period in 1995. For the three months ended June 30, 1996 the Company had a net gain of $19,690 compared to a net loss of $46,598 for the same period in 1995. For the six month period ended June 30, 1995 the Company incurred interest expense of $69,144, primarily due to outstanding notes for Bridge Loans used to fund the Company until an initial public offering of its common stock could be completed. Subsequent to the initial public offering, completed April 27, 1995, the Bridge Loans were repaid and excess proceeds were invested in interest bearing instruments. For the six months ended June 30, 1996, the interest income was $57,554 and for the three month period ended June 30, 1996 interest income was $25,456. No interest income was earned in the six month period ended June 30, 1995.

Net Loss

The Company incurred a net loss of $889,077 for the six month period ended June 30, 1996 compared to a net loss of $535,213 for the same period in 1995. The net loss increased to $537,633 in the three months period ended June 30, 1996 from $212,956 in the same period last year, a change of 152.5%.


Liquidity and Capital Resources

The Company had positive working capital of $2,652,960 and $1,763,803 at December 31, 1995 and June 30, 1996 respectively. In the six month period ended June 30, 1996, cash used in operations was $743,221 primarily resulting from a net loss of $889,077, partially offset by depreciation of $132,002 and a change in working capital of $13,854. In the six month period ended June 30, 1996, cash used for investing activities was $128,103, which included an advance of $100,000 to an acquisition candidate to sustain operations during negotiations, and $107,788 used for the purchase of property and equipment offset by the sale of equipment for $79,685. Repayment of the note receivable will come from the operating cash flow of the acquired entity subsequent to the closing. Procedures are in the process of being reviewed in an effort to minimize the use of funds and increase sales activity.

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

      On April 22, 1996, Spanlink Communication Company, Inc. filed suit against an employee of the Company, David J. Meyer, and the Company in Hennepin County District Court for the State of Minnesota. The suit alleges breach of a Confidentiality and Non-Competition Agreement and requests, among other things, a Temporary Restraining Order prohibiting Mr. Meyer from continuing his employment with the Company or disclosing any Spanlink confidential information to the Company. Following a hearing on April 23, 1996, the Court declined to grant a Temporary Restraining Order. At a second hearing held on May 2, 1996 the Court declined to grant a Temporary Injunction in this matter. As of August 14, 1996, no dates have been set for any further steps in this matter. Management of the Company believes the suit will be resolved in its favor.


Items 2 through 3.  Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

  (a) The Annual Meeting of the Registrant's shareholders was held on Monday, May 13, 1996.

      At the Annual Meeting the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

                                         Number of                 Number of
      Nominee                            Votes For              Votes Withheld

      Nicholas C. Bluhm                  1,458,896                     0
      Michael P. Corcoran                1,458,896                     0
      Ronald E. Eibensteiner             1,458,896                     0
      Vin Weber                          1,458,896                     0


 (b) Subsequent to the Annual Meeting, at a meeting of the directors, the size of the board was expanded to five (5) persons and Gregory H. Mohn, a founder of the Company, was elected a director.

 (c) At the Annual Meeting the shareholders approved the appointment of Ernst & Young LLP as independent auditors for the current fiscal year by a vote of 1,914,138 shares in favor, with 11,500 shares against, 103, 895 shares abstaining and no shares represented by broker nonvotes.

Item 5.     Other Information

(a) Management, since the election of a new executive team on May 13, 1996, has undertaken a systematic review of the Company's goals, strategies, products, services, personnel and systems. This review, which was initiated as part of the change in management, was made essential by the significant regulatory and market changes occurring in the telecommunications (i.e. continued deregulation) and computer industries (i.e. the internet). These changes directly affect the Company's ability to sell its products.

      As a result of its review, management believes the Company must significantly increase its sales within the next twelve months if it is to remain a viable entity. Management began the process of significantly changing the Company's sales organization during the period ending June 30, 1996. Recruiting efforts resulted in the hiring after June 30, 1996, of a new executive to head the Company's sales efforts.

      The acquisition of Provident World-Wide Communications, Inc. is part of management's evolving strategy for the Company. Management believes
      Provident's phone card products provide a valuable tool for increasing sales of the Company's services and products. Properly employed by the Company's customers, phone cards can increase customer traffic through the Company's global network and interactive products.

      The Company is investing in its research and development efforts to improve the data collection, analysis and reporting of customer data passing through the Company's global network and interactive products. Improved data processing capabilities are expected to enhance the perceived value of the Company's existing products as well as provide an opportunity to generate revenue from customers data processing services which the Company will provide. The Company believes that revenues from services will play an increasingly important role as the Company continues development of its business.

      At the present rate at which the Company is using cash, in the absence of material and sustained increases in revenue, the Company has sufficient cash resources for another twelve months of operations.

     The Company anticipates that mapping customer information as part of the Company's data processing services can play an important role in increasing the Company's sales. The Company is evaluating the role of its GIS Technology in connection with its perception that mapping technology will be valuable to the Company's customers.

(b) On August 2, 1996, the Company completed its acquisition of Provident Worldwide Communications, Inc., a provider of long distance telephone cards. Under the terms of the agreement, Provident became a wholly-owned subsidiary of the Company. Shares of Provident common stock were converted into options to purchase common stock of the Company at the ratio of 1 MarketLink option share for each 10.111 Provident shares at prices indicated below. The options received by the Provident shareholders are subject to several conditions including repayment by Provident at any time prior to February 2, 1999, of certain loans and advances made to it by the Company. Based upon the exchange ratio and assuming that all conditions to the exercise of the options are satisfied, upon exercise the Company will issue a maximum of 200,000 shares of its Common Stock as acquisition consideration to former Provident shareholders. One half of the options (100,000) are exercisable at a price equal to the fair market value at the close of business on the closing date and one half (100,000) of the options are exercisable at one cent ($0.01) per share. In addition, Incentive Stock Options totaling 60,000 shares were granted to key employees of Provident upon consummation of the acquisition. An additional 30,000 non-qualified options were granted in exchange for satisfaction of certain obligations of Provident to creditors and former Provident directors.

(c)   On May 13, 1996, Ian D. Packer,  then President of the Company,  and Allan
      K. Pray, the Vice President of Finance and Administration of the Company, voluntarily resigned. At a meeting of the Board of Directors held before the Annual Meeting of shareholders on May 13, 1996, the Board of Directors purported to make severance arrangements with Messrs. Packer and Pray which contemplated paying Messrs. Packer and Pray compensation equal to three (3) months' base pay and extending the exercise period during which their Incentive Stock Options could be exercised. A dispute exists between the Company and Messrs. Packer and Pray concerning the terms of their severance, if any. The Company accrued $56,000 as a contingent liability and administrative expense during the second quarter in connection with the purported severance arrangement.

 (d)  The Company and Ronald E. Eibensteiner,  Chairman of the Company, Nicholas
      C. Bluhm, President and CEO of the Company, have not reached an agreement concerning Messrs. Eibensteiner's and Bluhm's respective compensation as officers and directors of the Company. Compensation of $12,391 has been accrued as to Mr. Bluhm at an annual rate of $90,000 per year, although Mr. Bluhm has agreed the Company may defer payment of such accrued amount until a compensation arrangement is agreed upon.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits
       27.  Financial Data Schedule (filed only with electronic version)

  (a)  Reports on Form 8-K
       None

                                MarketLink, Inc.


                                   SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MARKETLINK, INC.
                                          (Registrant)


Date: August 14, 1996
                                          By: /s/ Rodney Larson
                                          Rodney Larson
                                          Controller
                                          (Principal Financial &
                                          Accounting Officer)

Exhibit Index

MarketLink, Inc.
Form 10-QSB

Exhibit Number      Description

      27            Financial Data Schedule (filed only in electronic format)