Form 10QSB
period 1996-09-30
MARKETLINK INC
filed 1996-11-14
CIK 891389

Securities & Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

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

         State the number of shares  outstanding of each of the issuer's classes
of  common  equity,  as  of  the  latest  practicable  date:   2,943,831  shares
outstanding  as of  10/31/96,  par  value  $.01 per  share.

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

Part 1 - Financial Information
Item 1. Financial Statements

                                MarketLink, Inc.
                                 Balance Sheets

                                                                  September 30,
                                                                       1996      December 31,
                                                                   (unaudited)       1995
                                                                   -----------   -----------
Assets
Current assets:
      Cash and cash equivalents                                   $ 1,121,751    $ 2,720,771
      Trade accounts receivable, net of allowance for
        doubtful accounts of $7,500 in 1995 and $95,025 in 1996       178,882         70,946

      Accrued interest receivable

      Minimum lease payments receivable                                34,200         34,200
      Computer parts and supplies, net of reserve for
        obsolescence of $1,000 in 1995 and $4,000 in 1996              57,110        123,463
      Prepaid expenses                                                 55,731         63,470
                                                                  -----------    -----------
Total current assets                                                1,447,674      3,012,850

Property and equipment:
      Furniture and equipment                                         826,473        624,691
      Equipment leased to others                                      314,504        313,664
                                                                  -----------    -----------
                                                                    1,140,977        938,355
      Accumulated depreciation                                       (509,329)      (302,551)
                                                                  -----------    -----------
                                                                      631,648        635,804
Other assets:
      Goodwill                                                        640,591           --
      Investment in sales type leases                                  19,468         38,514
      Merger costs                                                     62,492           --
      Deposits                                                         45,885         11,465
                                                                  -----------    -----------
                                                                      768,436         49,979
                                                                  -----------    -----------
Total Assets                                                        2,847,758      3,698,633
                                                                  ===========    ===========
Liabilities and shareholders' equity

Current liabilities
      Accounts payable                                            $   174,350    $    96,199
      Notes payable                                                    10,310           --
      Current maturities of long-term debt                             54,276         73,844
      Accrued expenses                                                  3,004         25,038
      Customer deposits                                                 1,642           --
      Deferred revenue                                                 50,337         45,147
      Other accrued liabilities                                       244,883        119,662
                                                                  -----------    -----------
Total current liabilities                                             538,802        359,890

Long-term debt - related parties                                        3,261         19,380

Long-term debt, net of current maturities                              72,844         64,918

Shareholders' equity:
      Common stock, par value $.01 per share
      Authorized shares--5,000,000
        Issued and outstanding shares:
          1996 and 1995--2,943,831 and 2,931,415                       29,438         29,314
      Additional paid-in capital                                    6,346,663      6,081,148
      Accumulated deficit                                          (4,143,250)    (2,856,017)
                                                                  -----------    -----------
Total shareholders' equity                                          2,232,851      3,254,445
                                                                  -----------    -----------
Total liabilities and shareholders' equity                        $ 2,847,758    $ 3,698,633
                                                                  ===========    ===========

See accompanying notes.

                                MarketLink, Inc.
                            Statements of Operations
                                   (unaudited)

                                                Three months ended September 30, Nine months ended September 30,
                                                        1996          1995            1996          1995
                                                   -----------    -----------    -----------    -----------
Revenues                                           $   319,917    $   229,675    $   743,375    $   555,069

Cost of revenues                                       156,621         73,399        334,337        280,127
                                                   -----------    -----------    -----------    -----------
Gross profit                                           163,296        156,276        409,038        274,942

Operating expenses:

             Selling, general and administrative       456,953        242,872      1,330,770        644,862

             Research and development                  125,382        125,277        449,631        320,365

             N11 application costs                        --             --             --           10,203
                                                   -----------    -----------    -----------     ----------
Total operating expenses                               582,335        399,661      1,780,401      1,101,477
                                                   -----------    -----------    -----------     ----------
Operating loss                                        (419,039)      (211,873)    (1,371,363)      (700,488)


Interest income                                         26,644         51,500         84,198         66,297

Interest expense                                        (5,761)        (5,508)       (14,802)       (74,652)

Other income                                              --             --           14,734          7,749
                                                   -----------    -----------    -----------     ----------
Net loss                                           $  (398,156)   $  (165,881)   $(1,287,233)   $  (701,094)
                                                   ===========    ===========    ===========     ==========
Net loss per share                                 $     (0.14)   $     (0.06)   $     (0.44)   $     (0.34)

Weighted average number of shares outstanding        2,925,831      2,930,452      2,921,300      2,044,125



                                MarketLink, Inc.

                            Statements of Cash Flows
                                   (unaudited)

                                                   Nine months ended September 30,
                                                         1996            1995
                                                     ------------   ------------
Operating Activities
Net Loss                                             $(1,287,233)   $  (701,094)
Adjustments to reconcile net loss to
  net cash used in operating activities:

    Depreciation                                         211,320        155,940
    Amortization of goodwill                              10,860           --
    Net gain on sale of property and                      (4,634)          --
    equipment

    Changes in operating assets and liabilities:
      Accounts receivable                               (107,936)       (56,388)
      Minimum lease pmts receivable                       25,650        (58,682)
      Computer parts and supplies                         66,353       (149,754)
      Prepaid expenses and deposits                       (9,439)       (37,846)

      Other assets                                       (86,338)          --
      Accounts payable                                    78,151       (178,089)
      Accrued liabilities                                105,449        (72,791)
      Deferred revenue                                     5,190         35,219
                                                     -----------    -----------
Net cash used in operating activities                   (992,607)    (1,063,485)

Investing Activities:
Investment in subsidiary                                 265,645           --
Increase in goodwill                                    (651,451)          --
Short term investments                                      --       (3,223,777)
Sale of property and equipment                            79,685           --
Capital expenditures                                    (282,215)      (110,104)
                                                     -----------    -----------
Net cash used in investing activities                   (588,336)    (3,333,881)

Financing activities:
Proceeds from issuance of common stock                      --        5,556,248
Deferred stock offering costs                               --          123,145
Increase in capital leases                                23,163           --
Payments on short-term and long-term notes payable       (41,240)    (1,335,033)
                                                     -----------    -----------
Net cash (used) provided by financing activities         (18,077)     4,344,360
                                                     -----------    -----------
Decrease in cash and cash equivalents                 (1,599,020)       (53,006)
Cash and cash equivalents at beginning of period       2,720,771         97,931
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 1,121,751    $    44,925
                                                     ===========    ===========

See accompanying notes.

                                MarketLink, Inc.
                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)


Note. 1.  Summary of Significant Accounting Policies.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31,1996. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1995, included in the Company's Form 10-KSB for the year ended December 31, 1995 and the Company's 1995 Annual Report to Shareholders.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Reclassifications
Certain prior year items have been reclassified to conform with the 1996 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain Statement of Operations data as a percentage of revenues.

                                            Third                 Third              Nine months ended          Nine months ended
                                        Quarter 1996           Quarter 1995            September 30,              September 30,
                                                                                           1996                       1995

Revenues                                   100.0%                 100.0%                  100.0%                     100.0%
Cost of revenues                            49.0                   32.0                    45.0                       50.5
Gross profit                                51.0                   68.0                    55.0                       49.5
Operating expense:
   Selling, general &                       142.8                 105.7                    179.0                      116.2
administrative
   Research & development                   39.2                   54.5                    60.5                       57.7
   N11 costs                                 0.0                   0.0                      0.0                        1.8
Total other income (expense)                 6.5                   20.0                    11.3                       (.1)
Net loss                                  (124.5)%               (72.2)%                 (173.2)%                   (126.3)%


Revenues

Revenues for the nine month period ended September 30, 1996 increased 33.9% over the same period in 1995 to $743,375. For the three month period ended September 30, 1996 revenues increased 39.3% over the same period in 1995 to $319,917. The Company recognized approximately $57,000 in revenue from the Company's One Call product in the three months ended September 30, 1996, compared to approximately $127,000 for the three months ended September 30, 1995. This represents a decrease of $70,000, or 55.1%, from the same period last year. The decrease is due primarily to a sale of a One Call system in the third quarter of 1995 and no comparable sale in 1996. In the three months ended September 30, 1996, the Company received approximately $76,000 in revenue from operating leases between MarketLink and various newspaper publishing companies, up from $39,000 for the same period of 1995, an increase of 94.9%. Revenues from the Geographic Information Systems (GIS) product were $53,000 in the three months ended September 30, 1996 compared to $13,000 in the same period of 1995, an increase of $40,000 or 308%. Revenues from the sale of telephone access cards, the Company's newest product resulting from the August 1996 acquisition of Provident Worldwide Communications, Inc. were $76,000 for the three months ended September 30, 1996.

Gross Profit

The Company's cost of revenues increased $83,222 or 113.4% in the three month period ended September 30, 1996. A large portion of this increase is due to telephone access card business which had costs of $64,695. For the nine month period ended September 30, 1996, the cost of revenues increased $54,210 or 19.4% when compared to the same period in 1995. The gross profit of $163,296 for the three month period ended September 30, 1996, is an increase of 132% over the same period last year after excluding the sale of the One Call system which occurred in the three month period ended September 30, 1995. Gross profit, as a percentage of revenues, for the three month period ended September 30, 1996 was 51.0% compared to 68.0%. The higher percentage for the three month period ended September 30, 1995, is the result of the sale of the One Call system in the third quarter which had relatively low costs of revenue. Gross profit, as a percentage of revenues, for the nine month period ended September 30, 1996 was 55.0% compared to 49.5% for the same period in 1995.

Selling, General and Administrative

For the three month period ended September 30, 1996, selling, general and administrative expenses were $456,953 compared to $242,872 for the same period in 1995, an increase of 88%. This increase of $214,081 is due to increased sales staff and the operating costs associated with the acquired telephone access card business. Selling, general and administrative expenses for the nine month period ended September 30, 1996 increased $685,908 or 106% compared to the same period in 1995. In addition to the increased costs in the third quarter, the Company had increased costs in prior quarters related to legal fees, severance payments, printing and advertising.

Research and Development

Research and development expenses remained relatively constant in the three months period ended September 30, 1996 as compared to the same period of 1995. Research and development expenses increased $129,266 or 40.3% in the nine month period ended September 30, 1996, compared to the same period in 1995. The increases which occurred in earlier quarters are related to increases in the number of employees needed for the continued development and testing of new UNIX systems, as well as development of Geographic Information Systems mapping capabilities.

N11 Expenses

In late 1995, the Company discontinued efforts to obtain and commercialize the use of abbreviated dialing codes. As a result, N11 expenses were incurred in the three month period ended March 31, 1995, but none have been incurred in 1996.

Other Income and Expense

For the nine month period ended September 30, 1995 the Company incurred interest expense of $74,652, primarily due to outstanding notes for Bridge Loans used to fund the Company until an initial public offering of its common stock could be completed. Subsequent to the initial public offering, completed April 27, 1995, the Bridge Loans were repaid and excess proceeds were invested in interest bearing instruments. Interest expense for the nine months ended September 30, 1996 was $14,802, related to interest on notes payable and equipment leases. Interest income for the nine months ended September 30, 1996 was $84,198 compared to $66,297 for the same period in 1995. For the three month period ended September 30, 1996, interest income was $26,644 compared to $51,500 for the same period in 1995, the decrease being due to the reduction of interest bearing deposits in 1996.

Net Loss

The Company incurred a net loss of $1,287,233 for the nine month period ended September 30, 1996 compared to a net loss of $701,094 for the same period in 1995. The net loss increased to $398,156 in the three months period ended September 30, 1996 from $165,881 in the same period last year.


Liquidity and Capital Resources

The Company had positive working capital of $2,652,960 and $908,872 at December 31, 1995 and September 30, 1996 respectively. In the nine month period ended September 30, 1996, cash used in operations was $992,607 primarily resulting from a net loss of $1,287,233, partially offset by depreciation of $211,320, goodwill amortization of $10,860 and a change in working capital of $72,446. In the nine month period ended September 30, 1996, cash used for investing activities was $588,336, which included the investment of $265,645 and the creation of goodwill totaling $651,451, resulting from the acquisition of Provident Worldwide Communications, Inc., the Company's telephone access card subsidiary. An additional $282,215 was used for the purchase of property and equipment offset by the sale of equipment for $79,685.

If the Company continues to incur losses and use cash at the rate established in the nine months ended September 30, 1996, the Company will need additional financing by the end of the second quarter of 1997 in order to continue operations. Although the Company believes that it can reduce its losses and improve its cash flow, there is no assurance that it will be successful in doing so. There is no assurance that additional financing will be available to the Company on acceptable terms or at all. In order to obtain additional financing, the Company may issue equity securities at a price which would result in dilution to existing shareholders.

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

         On April 22, 1996, Spanlink Communication Company, Inc. filed suit against an employee of the Company, David J. Meyer, and the Company in Hennepin County District Court for the State of Minnesota. The suit alleges breach of a Confidentiality and Non-Competition Agreement and requests, among other things, a Temporary Restraining Order prohibiting Mr. Meyer from continuing his employment with MarketLink or disclosing any Spanlink confidential information to MarketLink. Following a hearing on April 23, 1996, the Court declined to grant a Temporary Restraining Order. At a second hearing held on May 2, 1996 the Court declined to grant a Temporary Injunction in this matter. As of November 14, 1996, no dates have been set for any further steps in this matter. Management of the Company believes the suit will be resolved in its favor.

         On August 27 and August 29, 1996, Ian D. Packer and Allan K. Pray, the former President and Vice President of Finance and Administration of the Company, respectively, and the Company entered into agreements resolving all disputes in connection with the termination of their employment by the Company. The Company paid each of Messrs. Packer and Pray compensation equal to three months' base pay, provided for mutual releases of all existing or potential claims, and agreed that Messrs. Packer's and Pray's incentive stock options had terminated, without exercise. Total compensation of $52,500 was paid to Messrs. Packer and Pray during the three month period ended September 30, 1996, and all of such compensation was accrued as an expense during the three month period ended June 30, 1996.

Items 2 through 4.  Not Applicable

Item 5.  Other Information

Subsequent Event

The Company and Ronald E. Eibensteiner, Chairman of the Company, Nicholas C. Bluhm, President and CEO of the Company, have not reached an agreement concerning Messrs. Eibensteiner's and Bluhm's respective compensation as officers and directors of the Company. Compensation of $34,900 has been accrued as to Mr. Bluhm at an annual rate of $90,000 per year, although Mr. Bluhm has agreed the Company may defer payment of such accrued amount until a compensation arrangement is agreed upon.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  27.  Financial Data Schedule

            (b)   Reports on Form 8-K

                  The issuer filed a report on Form 8-K dated August 2, 1996 to report its acquisition of Provident Worldwide Communications, Inc. and filed an amendment dated October 15, 1996 to file the following pro forma financial information:

                  1.       Unaudited  Proforma   consolidated  combined  balance
                           sheet at June 30, 1996.

                  2. Unaudited Proforma Condensed Combined Statement of Operations for year ended December 31, 1995.

                  3. Unaudited Proforma Condensed Combined Statement of Operations - six months ended June 30, 1996.

                                MarketLink, Inc.


                                   SIGNATURES
Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MARKETLINK, INC.
                                     (Registrant)


Date: November 14, 1996              BY: /s/ Nick Bluhm
                                     President and Chief Executive Officer



                                     BY: /s/ Michael D. Ryan
                                     Chief Financial Officer
                                     (Principal Financial & Accounting Officer)

                                  Exhibit Index

                                MarketLink, Inc.
                                   Form 10-QSB

Exhibit Number    Description

         27       Financial Data Schedule (filed only in electronic format)