Form 10QSB/A
period 1996-09-30
MARKETLINK INC
filed 1996-11-21
CIK 891389

Securities & Exchange Commission
                             Washington, D.C. 20549

                              FORM 10-QSB/A (No. 1)



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

                                  612-996-9000
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X]NO [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. NOT APPLICABLE


                         APPLICABLE TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,943,831 shares outstanding as of 10/31/96, par value $.01 per share.

Transitional Small Business Disclosure Format
(check one)   YES [ ] NO [X]

Part 1 - Financial Information
Item 1. Financial Statements



                                MarketLink, Inc.
                                 Balance Sheets
                                                                     September 30,
                                                                         1996               December 31,
                                                                      (unaudited)               1995
                                                                    ----------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                         $1,121,751               $2,720,771
      Trade accounts receivable, net of allowance for
        doubtful accounts of $7,500 in 1995 and $95,025 in 1996            178,882                   70,946
      Accrued interest receivable
      Minimum lease payments receivable                                     34,200                   34,200
      Computer parts and supplies, net of reserve for
        obsolescence of $1,000 in 1995 and $4,000 in 1996                   57,110                  123,463
      Prepaid expenses                                                      55,731                   63,470
                                                                    ---------------      -------------------
Total current assets                                                     1,447,674                3,012,850

Property and equipment:
      Furniture and equipment                                              826,473                  624,691
      Equipment leased to others                                           314,504                  313,664
                                                                    ---------------      -------------------
                                                                         1,140,977                  938,355
      Accumulated depreciation                                            (509,329)                (302,551)
                                                                    ---------------      -------------------
                                                                           631,648                  635,804
Other assets:
      Goodwill                                                             640,591                       --
      Investment in sales type leases                                       19,468                   38,514
      Merger costs                                                          62,492                       --
      Deposits                                                              45,885                   11,465
                                                                    ---------------      -------------------
                                                                           768,436                   49,979
                                                                    ---------------      -------------------
Total Assets                                                             2,847,758                3,698,633
                                                                    ===============      ===================

Liabilities and shareholders' equity
Current liabilities
      Accounts payable                                                    $174,350                 $96,199
      Notes payable                                                         10,310                      --
      Current maturities of long-term debt                                  54,276                  73,844
      Accrued expenses                                                       3,004                  25,038
      Customer deposits                                                      1,642                      --
      Deferred revenue                                                      50,337                  45,147
      Other accrued liabilities                                            244,883                 119,662
                                                                    ---------------      ------------------
Total current liabilities                                                  538,802                 359,890

Long-term debt - related parties                                             3,261                  19,380
Long-term debt, net of current maturities                                   72,844                  64,918

Shareholders' equity:
      Common stock, par value $.01 per share
      Authorized shares--5,000,000
        Issued and outstanding shares:
          1996 and 1995--2,943,831 and 2,931,415                            29,438                  29,314
      Additional paid-in capital                                         6,346,663               6,081,148
      Accumulated deficit                                               (4,143,250)             (2,856,017)
                                                                    ---------------      ------------------
Total shareholders' equity                                               2,232,851               3,254,445
                                                                    ---------------      ------------------
Total liabilities and shareholders' equity                              $2,847,758              $3,698,633
                                                                    ===============      ==================
See accompanying notes.


                                MarketLink, Inc.
                            Statements of Operations
                                   (unaudited)

                                                              Three months ended September 30,     Nine months ended September 30,
                                                                  1996              1995              1996                1995
                                                          -------------------- -----------------------------------------------------
Revenues                                                             $319,917        $229,675          $743,375            $555,069
Cost of revenues                                                      156,621          73,399           334,337             280,127
                                                          -------------------- -----------------------------------------------------
Gross profit                                                          163,296         156,276           409,038             274,942

Operating expenses:
             Selling, general and administrative                      456,953         242,872         1,330,770             644,862
             Research and development                                 125,382         125,277           449,631             320,365
             N11 application costs                                         --              --                --              10,203
                                                          -------------------- -----------------------------------------------------
Total operating expenses                                              582,335         368,149         1,780,401             975,430
                                                          -------------------- -----------------------------------------------------
Operating loss                                                       (419,039)       (211,873)       (1,371,363)           (700,488)

Interest income                                                        26,644          51,500            84,198              66,297
Interest expense                                                       (5,761)         (5,508)          (14,802)            (74,652)
Other income                                                               --              --            14,734               7,749
                                                          -------------------- -----------------------------------------------------
Net loss                                                            $(398,156)      $(165,881)      $(1,287,233)          $(701,094)
                                                          ==================== =====================================================
Net loss per share                                                     $(0.14)         $(0.06)           $(0.44)             $(0.34)

Weighted average number of shares outstanding                       2,925,831       2,930,452         2,921,300           2,044,125



                                MarketLink, Inc.

                            Statements of Cash Flows
                                   (unaudited)


                                                                                 Six months ended September 30,


                                                                                    1996               1995
                                                                            --------------------   ------------
Operating Activities
Net Loss                                                                            $(1,287,233)     $(701,094)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                                                        211,320        155,940
    Amortization of goodwill                                                             10,860             --
    Net gain on sale of property and                                                     (4,634)            --
    equipment
    Changes in operating assets and liabilities:
      Accounts receivable                                                              (107,936)       (56,388)
      Minimum lease pmts receivable                                                      25,650        (58,682)
      Computer parts and supplies                                                        66,353       (149,754)
      Prepaid expenses and deposits                                                      (9,439)       (37,846)
      Other assets                                                                      (86,338)            --
      Accounts payable                                                                   78,151       (178,089)
      Accrued liabilities                                                               105,449        (72,791)
      Deferred revenue                                                                    5,190         35,219
                                                                            --------------------   ------------
Net cash used in operating activities                                                  (992,607)     (1,063,485)

Investing Activities:
Investment in subsidiary                                                                265,645             --
Increase in goodwill                                                                   (651,451)            --
Short term investments                                                                       --      (3,223,777)
Sale of property and equipment                                                           79,685             --
Capital expenditures                                                                   (282,215)      (110,104)
                                                                            --------------------   ------------
Net cash used in investing activities                                                   (588,336)     (3,333,881)


Financing activities:
Proceeds from issuance of common stock                                                       --       5,556,248
Deferred stock offering costs                                                                --         123,145
Increase in capital leases                                                               23,163              --
Payments on short-term and long-term notes payable                                      (41,240)     (1,335,033)
                                                                             -------------------   -------------
Net cash (used) provided by financing activities                                        (18,077)       4,344,360
                                                                             -------------------   -------------
Decrease in cash and cash equivalents                                                (1,599,020)        (53,006)
Cash and cash equivalents at beginning of period                                      2,720,771          97,931
                                                                             -------------------   -------------
Cash and cash equivalents at end of period                                           $1,121,751         $44,925
                                                                             ===================   =============

See accompanying notes.


                                MarketLink, Inc.
                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)


Note. 1.  Summary of Significant Accounting Policies.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1995, included in the Company's Form 10-KSB for the year ended December 31, 1995 and the Company's 1995 Annual Report to Shareholders.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Reclassifications
Certain prior year items have been reclassified to conform with the 1996 presentation.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MARKETLINK, INC.
                                     (Registrant)


Date: November 20, 1996
                                      BY: /s/ Michael J. Ryan
                                      Michael J. Ryan, Vice President of Finance