Form 10KSB40
period 1996-12-31
MARKETLINK INC
filed 1997-03-28
CIK 891389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996.

                         Commission file number 0-25764

                          OneLink Communications, Inc.

      Minnesota                                         41-1675041
 State of Incorporation                       I.R.S. Employer Identification No.

                          10340 Viking Drive, Suite 150
                             Eden Prairie, MN 55344
                                 (612) 996-9000

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, Par Value $.01

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No ___

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

The Company's revenues for the fiscal year ended December 31, 1996 totaled $1,099,000.

     The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of March 14, 1997 was approximately $3,679,800 based on the closing bid price of the Registrant's Common Stock on such date. The number of shares outstanding of the registrant's $.01 par value common stock, as of March 14, 1997 was 2,943,831.

Transitional Small Business Issuer Format (Check One):

                                Yes ____ No X

                      Documents Incorporated By Reference

     Portions of the registrant's Proxy Statement for its May 22, 1997 Annual Meeting, which will be filed by April 22, 1997, are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

                                     PART I

Item 1.    Description of Business

General

OneLink Communications, Inc. (the "Company" or "OneLink"), formerly MarketLink, Inc., was incorporated in Minnesota in June, 1990. The Company is engaged in the design, development and operation of interactive computer telephony systems. OneLink's systems facilitate caller information transactions which collect and distribute information, create customer databases and access location-specific services by telephone on a fully automated basis. OneLink provides interactive computer telephony services using equipment and application software located at customer locations or available nationally through 800 access at the Company headquarters in Minnesota.

On May 13, 1996 at the annual shareholders meeting, the former Company board of directors and officers resigned and the present directors and officers were elected and appointed. Subsequently, a new management team has been assembled and it has developed a new business strategy which emphasizes revenue compensation based on volume or revenue-sharing . The Company offers Internet access with its existing interactive telecommunications services using a single database architecture labeled "OneLink".

The Company previously offered six major products, each based on the Company's interactive voice, fax and data software, using various application names:

OneLinko,   a single  number call routing  system used  primarily in the food delivery industry;

InfoLinko,  a comprehensive  information system designed for the newspaper industry;

FastLinko,  a total real estate information package for major realty firms;

FirstLinko, a  multi-purpose  system for a wide variety of corporate applications;

DataLinko,  a system component which can be integrated with the Company's other products to capture data from callers and to build customer databases; and

AccuLinko,  a  Geographic  Information  System that  displays  complex data in a single graphic format.

The Company has developed and is implementing a new marketing strategy to simplify its marketing efforts and is now offering its products using solely the "OneLink" name. The "OneLink" name is a registered trademark of the Company.

Products and Services

The Company provides a wide range of interactive services using it's in-house facilities and expertise for the conceptual design and execution of the interactive telecommunications services. The Company furnishes interactive software design, application consulting, hardware integration, voice recording, internet content design, graphic design and printing of access cards, and business reporting and mapping.

Interactive Information Services

OneLink's interactive information services are designed for a wide range of corporate, government and educational applications. OneLink interactive information services offer fully automated solutions for customers whose activities include dispensing, receiving and managing information. The basic system permits easy modular configuration to serve specific tasks. For example, it is easily modified to provide benefit information to employees, or product, parts or service information to customers, distributors or retailers, 24 hours a day. The following applications are currently available:

          Interactive Media Service

          OneLink's interactive media service is designed for news organizations to highlight their position as an information source in their communities. The interactive voice response system allows readers, listeners or viewers to receive news and information by telephone at any time. When a call is received for sports scores, stock updates, weather and traffic reports or hundreds of other categories of information, the OneLink system automatically forwards the caller's request to the appropriate database and then delivers a voice or fax reply to the caller.

          Interactive Real Estate Service

          OneLink's interactive real estate service allows callers to shop for real estate using the telephone. Callers can obtain information on a specific property or a listing of all properties in a specific geographic area which match a caller's selection criteria, including price and number of bedrooms and baths. Callers can also obtain information on current and upcoming open houses, mortgage calculations, moving information and a directory of listing agents to whom they can be connected with automatically. The OneLink real estate system replies to the caller by voice or fax according to the caller's instructions.

          Interactive Financial Services

          OneLink's interactive financial service provides timely financial information to stockholders and others interested in timely financial market information. OneLink allows stockholders and others the ability to access and retrieve market information by either telephone, fax, postal mail, electronic mail, or by interactively viewing the information online through the Internet. Typically the market information available includes a Company's dividend, earnings and current share price information, press releases, and answers to commonly asked questions and other information a company wishes to make available.

          Interactive Healthcare Services

          OneLink's interactive healthcare services allows health care providers to gather patient information and delivering information to health-plan members using a touch-tone telephone. Using a personalized health-plan member card, members can access a menu of information choices, including interactive surveys on current health risks and patient satisfaction and answers to specific medical questions. OneLink's geodemographics evaluate and display data in a clear visual format, allowing clients to track health-plan member's survey responses and generate customized reports for members or primary care physicians.

Database Creation

OneLink's systems continually update its databases each time a caller uses a touch-tone telephone keypad. OneLink's applications can collect data each time a caller accesses a OneLink system including the caller's identity, geographic location and the information provided to or requested by the caller. These customer databases document application program usage and provide the source data for reporting, market research and program management. The contents of these databases are used to convert caller data into marketing intelligence.

Interactive Access Cards

In August of 1996, the Company purchased an access card business, Provident Worldwide Communications, Inc. OneLink sells access cards as a means to stimulate caller usage for the Company's products and services. Access cards are a computer telephony product that function as a hand-held user guide or instruction set, directing callers through an interactive program. By incorporating the incentive of free long distance calling time, the access card becomes a promotional vehicle which encourages customers to use a client's interactive service.

Single Number Service

OneLink's Single Number Service (SNS) systems are designed for companies which have multiple locations within a local calling metropolitan area. SNS immediately routes customer calls, on the basis of the caller's location, to a Company's location closest to the point where the call originated. The Company provides this service by creating a geographic routing database which resides in the local telephone switches of many Regional Bell Operating Companies (RBOC). The Company also offers equipment and geographic routing database software located at customer locations to provide the service.

Teledata Services

OneLink's Teledata Services converts caller data from a tabular format to points and attributes displayed on a map, using Geographic Information Service (GIS) methodology. These reports strengthen a customer's insight and market intelligence. Each time a caller uses a OneLink application, the system collects data which identifies the caller's geographic location and the information provided to or requested by the caller, creating a unique detailed record within the database. GIS technology increasingly is being used by businesses to provide information needed to shape decisions and to translate large amounts of tabular information into an easy-to-read graphic format.

The Company is expanding its Teledata services within the telecommunications industry by offering enhanced reporting and mapping services for business analysis and marketing purposes. The Company has developed these new Teledata products and services with a sales focus on the Regional Bell Operating Centers (RBOCs), new Local Access Carriers, existing InterExchange Carriers and the Teleservices Industry.

Industry Background

Interactive computer telephony communications is a term used to describe a communication between parties to which information passes from and to both parties. In the past, the only form of interactive communication was conversational; however, the advent of the computer and its eventual integration with the telephone has dramatically increased the options for Interactive Voice Response (IVR) computer telephony applications. Early examples of interactive computer telephony systems include banking by phone and automated payment systems. More recently, the advances in computer and telephone technology have led to the development of new applications, including offering information on demand, geographic and interactive call routing and automated retail sales systems.

Interactive computer telephony has become a major component providing both product and service differentiation and enhanced profit margins within the telecommunications industry. Telecommunications products and services are increasingly viewed as a commodity service within the marketplace, as an increasing number of resellers offer competitive rates priced below the major industry players for similar services. The introduction of competition in the local access market has caused the RBOCs to seek the enhanced telecommunications services necessary to retain their current business customers; these same pressures create the need within AT&T, MCI and other local access competitors to offer enhanced services to attract and convert current RBOC business customers.

The rate of technological change, the need for product and service differentiation and enhanced profit margins, combined with the increased access to telecommunication networks, has created an ideal environment for fast-moving, entrepreneurial companies to enter an industry previously controlled by large regulated monopolies. As a result, the interactive computer telephony industry is expanding rapidly, with an increasing number of open systems hardware and application software companies competing within an expanding marketplace. Future industry technology improvements are expected to provide continuous voice recognition, automated facsimile response, text-to-speech recognition and interactive video capabilities. These technological advances will facilitate the evolution of interactive multimedia communication offering input and output through audio, video, data, facsimile and/or computer.

OneLink recognized the need to integrate the Internet as a visual interactive communications alternative to the Company's current verbal information products and services. The Company initiated a development effort in 1996 to combine the Internet and IVR into a seamless architecture marketed as "OneLink". For any customer unwilling or unable to access the Internet, this integration of visual and verbal communications allows the Company to offer total market coverage for all current products and services.

Systems Design

The Company's systems are designed using an open architecture for maximum flexibility with respect to the adoption of new modular applications, customization of specific applications and incorporation of new technology. The systems are an integration of proprietary software with products from a variety of leading outside software vendors. Each system is designed around a basic modular architecture and an interactive database module. The Company's systems primarily use industrial grade personal computer hardware supplied by various manufacturers.

All OneLink applications utilize UNIX operating system software in order to manage the complex requirements of new services and increasing call volumes and to readily allow user specific customization. Also, the use of UNIX facilitates the inclusion of communications mediums, such as facsimile and video.

The Company offers the same visual and verbal information content through either Internet access or touch-tone telephone communications using a single database architecture to be labeled "OneLink". The addition of Internet allows callers the ability to choose the communications method (Internet or telephone) best suited to their needs. The Company will continue to offer telephone access for those callers unwilling or unable to use the Internet.

Sales and Marketing

The  Company's  sales and  marketing  strategy  focuses  on  providing  enhanced information services in markets with predictable, recurring information transactions: Media (print & broadcast), Financial Services (public stock market information), Real Estate, Health Care and Franchise Management. To date, the Company's products have primarily been used in the fast food delivery, real estate and print media industries. The Company has expanded its GIS expertise by developing Teledata services which combine interactive caller data and GIS technology to produce geocoded customer databases for business analyses and marketing purposes. In addition, the Company is now offering interactive systems to the corporate and general business market as a way for firms to both reduce expenses and increase service to customers and employees.

The Company sells its products directly though its own sales force and indirectly through business alliances. It attends trade shows which are pertinent to its products, advertises in publications tailored to businesses which have the potential to use the Company's products and, in addition, uses direct mailing, telephone and personal contact to reach its markets.

Since May 13, 1996, management has changed the revenue strategy for the Company's products and services by offering an equipment hardware agreement and application software license which use one of four revenue programs: revenue-based sharing, volume-based unit pricing, periodic lease payments or purchase.

Management has initiated a contractual conversion program which converts former unprofitable agreements into revenue-based sharing or volume-based unit pricing agreements. Most of the newly installed OneLink systems are provided as either a revenue-based sharing or volume-based unit pricing agreement in which the Company retains ownership of the equipment and application software. With most revenue-based sharing and volume-based unit pricing agreements, the Company receives a fixed percentage of the revenue generated by the system each month. Under a periodic lease structure, customers pay a fixed amount each period (monthly/quarterly) to the Company. In both cases, there is the opportunity for the customer to extend the arrangement beyond the initial term, which is typically three years, and thereby extend the Company's stream of revenue.

Primary Customers

During 1996, the Company's revenues totaled $1,099,000. Systems located in eleven metropolitan areas for various franchisees and corporate units of Pizza Hut of America, Inc., Domino's Pizza Inc. and Noble Romans accounted for approximately $341,000 of revenue, or 31.1% of total revenue. Systems for ten other customers in the real estate and newspaper industries accounted for approximately $440,000 of revenue, or 40%. The telephone access cards contributed approximately $220,000 of total revenue, or 20.0% of total revenue.

Competition

Interactive telecommunication systems and services represent a rapidly evolving market with competition from companies pursuing the development of competing systems. The Company competes with Regional Bell Operating Companies ("RBOC's") with respect to offering Single Number Service equipment for call routing systems, but has countered this by entering into agreements with some of the RBOC's to create geographic routing databases which support call routing for such RBOC's. The Company faces competition for it's interactive telecommunication systems from Brite Voice Systems, Inc. which already has a strong market share and the status of the market leader. Management believes that the database driven interactive software design and program management features of the OneLink system, in addition to the customer database creation features, offer significant competitive advantages. Most of the Company's competitors have substantially greater capital resources, research and development staffs and facilities, and greater experience in the production and marketing of products than the Company, and as such, may represent significant long-term competition for the Company

Regulatory Environment

The Company's operations are currently subject to limited regulation both on the federal and state level by the Federal Communications Commission and various State Public Utility Commissions. With the current national trend of deregulation in the communications industry, additional regulation is not anticipated in the near future. However, there can be no assurance that the current regulatory environment will not change significantly. Furthermore, although the Company is not actively attempting to place its products in foreign markets, any effort to do so in the future will be dependent on the regulatory environment in such markets.

Research and Development

During the years ended December 31, 1996, 1995 and 1994, the Company spent approximately $517,000, $567,000 and $250,000, respectively, on research and development. The Company's research and development expenses have been incurred in connection with the conversion of its systems from DOS to a UNIX based environment, development and upgrading of its broadcast and on-demand fax technology, and the development of Geographic Information System mapping capabilities.

Employees

As of December 31, 1996 the Company currently had 28 employees, including 7 in sales, 6 in administration and finance, 5 in customer and system support, 5 in telephone access card production, 3 in product research and development and 3 in Geographic Information Systems. The Company has a relationship with one independent contractor and, from time-to-time may use other outside contractors for specific projects. The Company believes its relations with its employees is good. None of the Company's employees is represented by a labor union.

Item 2.    Property

The Company leases approximately 10,750 square feet of commercial office and warehouse space for $10,800 per month plus utilities at 10340 Viking Drive, Suite 150, Eden Prairie, Minnesota 55344 under a lease which will terminate on June 30, 1998.

Item 3.    Legal Proceedings

On March 8, 1996, Don Lomax, a former employee of the company, filed suit against the Company in Hennepin County District Court for the State of Minnesota. The suit alleges breach of an unsigned employment contract between Mr. Lomax and the Company. The terms of the unsigned instrument provides for the annual payment of salary and for the issuance of a certain number of shares of Company Common Stock to Mr. Lomax upon the execution of such instrument. Mr.
Lomax is seeking specific performance of the terms of the instrument. The Company has sought legal counsel with respect to such suit. Management of the Company believes the suit will be resolved in its favor.

On April 22, 1996, Spanlink Communication Company, Inc. filed suit against an employee of the Company, David J. Meyer, and the Company in Hennepin County District Court for the State of Minnesota. The suit alleges breach of a Confidentiality and Non-Competition Agreement and requests, among other things, a Temporary Restraining Order prohibiting Mr. Meyer from continuing his employment with MarketLink or disclosing any Spanlink confidential information to MarketLink. The Court denied Spanlink's request for injunctive relief, concluding Spanlink was unlikely to prevail on its claims. Spanlink agreed to dismiss with prejudice the pending litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

A special meeting of the stockholders of the Company was held on December 23, 1996, adjourned and was concluded on January 3, 1997. The matters voted on at the meeting and the outcome of that voting was as follows:

     1. To amend the Articles of Incorporation to change the corporate name to "OneLink Communications, Inc."

     2. To amend the Articles of Incorporation to increase the authorized number of shares to 50,000,000.

     3. To approve the reservation of One Million Five Hundred Thousand (1,500,000) additional shares for issuance to employees, officers, directors, consultants and others under the Company's 1994 Stock Option Plan.

     4. To approve certain grants of options to the Chairman of the Board and the President and Chief Executive Officer of the Company under the Company's 1994 Stock Option Plan.

     5. To approve certain current and future grants of options to directors of the Company under the Company's 1994 Stock Option Plan.

     The outcome of the voting was as follows:

                  Votes Cast                 Votes Cast               Number of
                     For                      Against                  Abstains

     Matter 1.    1,466,888                   99,836                         --

     Matter 2.    1,537,415                   29,209                        100

     Matter 3.    1,538,368                   27,356                      1,000

     Matter 4.    1,527,836                   31,268                      7,620

     Matter 5.    1,531,477                   32,215                      3,032



                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded in the over-the-counter market with prices quoted on the Nasdaq SmallCap Market under the symbol "ONEL". The first trades following the Company's initial public offering occurred on April 28, 1995.

The following table sets forth the high and low bid prices for the Company's Common stock as reported by Nasdaq for the periods indicated:

                                               Year Ending December 31, 1996
                                               High                     Low

         First Quarter                      $ 4.125                 $ 1.875
         Second Quarter                       3.500                   2.000
         Third Quarter                        2.391                   1.375
         Fourth Quarter                       2.750                   1.750

                                                Year Ending December 31, 1995
                                                High                     Low

         Second Quarter                      $ 4.625                 $ 3.250
         Third Quarter                         5.250                   3.750
         Fourth Quarter                        4.125                   3.375

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The approximate number of holders of record of the Common stock as of March 14, 1997 was 900.

The Company has never declared or paid a cash dividend on its Common stock and does not anticipate paying any cash dividends in the foreseeable future.

On April 19, 1996, the Company issued 12,417 shares of Common Stock, at $.02 per share, to a holder of an outstanding warrant upon the holder's exercise of such warrant. The Company relied on Section 3(b) of the Securities Act of 1933, as amended.

Item 6.    Management's Discussion and Analysis

Results of Operations

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
     ---------------------------------------------------------------------

The following table sets forth, for the periods indicated, certain Statement of Operations data as a percentage of revenues.

                                                                    For Twelve Months Ended December 31
                                                                 1996               1995              1994
                                                                 ----               ----              ----
        Revenues                                               100.0%             100.0%            100.0%
        Cost of revenues                                        50.2%              57.0%            174.3%
        Gross Profit                                            49.8%              43.0%            (74.3%)
        General & administrative expenses                      139.8%              90.0%            396.7%
        Selling, expenses                                       33.3%              46.3%             65.0%
        Research & development expenses                         47.0%              80.5%            161.9%
        Total operating expenses                               220.2%             216.8%            913.7%
        Interest & other income/(expense)                       (2.3%)             23.9%            (54.0%)
        Net Income                                            (172.6%)           (149.9%)        (1,042.0%)


Revenues

The Company's revenues for the period ending December 31, 1996 were $1,099,000, an increase of $395,000 or 56.1% compared to the same period ended December 31, 1995. The Company recognized approximately $172,000 in revenue from the Company's Single Number Service product in 1996, compared to approximately $376,000 for 1995. This represents a decrease of $204,000, or 54.3%, from the same period last year. The decrease is due partially to sales of Single Number Service systems in the second and third quarters of 1995 and no comparable sales in 1996. In 1996, the Company received approximately $274,000 in revenue from operating leases between OneLink and various newspaper publishing companies, up from $137,000 in 1995, an increase of 100.0%. Revenues from the Geographic Information Systems (GIS) products were $168,000 in 1996 compared to $34,000 in 1995, an increase of $134,000 or 394%. Revenues from the sale of telephone access cards, the Company's newest product resulting from the August 1996 acquisition of Provident Worldwide Communications, Inc., were $220,000 for the five months ended December 31, 1996.

Cost of Revenues and Gross Profit

The Company's cost of revenues increased approximately $150,000, or 37.5% in the year ended December 31, 1996 when compared to the same period in 1995. A large portion of this increase is due to telephone access card business which had costs of $101,000. The gross profit of $548,000 for the twelve month period ended December 31, 1996, is an increase of 80.7% over the previous year. Gross profit, as a percentage of revenues was 49.8% compared to 43.0% for the same period in 1995.

Selling, General and Administrative Costs

For the year ended December 31, 1996, selling expenses were $366,235 compared to $140,799 for the same period in 1995, an increase of 61%. This increase of $225,436 is due to increased sales staff and the operating costs associated with the acquired telephone access card business. General and administrative expenses for the year ended December 31, 1996 increased $727,732 or 90% to $1,536,473 compared to $808,741 for the same period in 1995. The Company had increased costs related to legal fees, severance payments, printing and advertising.

Research and Development Costs

Research and development expenses decreased approximately $50,000 in 1996 to $517,118 compared to $566,900 in 1995. During 1996 there was an increase in staff and expenses related to the development of Geographic Information Systems mapping capabilities and a decrease in the staff and expenses in other development areas as the number of new systems under development declined during the middle of 1996.

N11 Expenses

In 1995, the Company discontinued efforts to obtain and commercialize the use of abbreviated dialing codes. As a result, N11 expenses were incurred in the three month period ended March 31, 1995, but no expenses have been incurred in 1996.

Other Income and Expense

For the year ended December 31, 1995 the Company incurred interest expense of $86,293, primarily due to outstanding notes for Bridge Loans used to fund the Company until an initial public offering of its common stock could be completed. Subsequent to the initial public offering, completed April 27, 1995, the Bridge Loans were repaid and excess proceeds were invested in interest bearing instruments. Interest expense for the year ended December 31, 1996 was $16,193, related to interest on notes payable and equipment leases. Interest income for the year ended December 31, 1996 was $94,295 compared to $122,074 for the same period in 1995. The decrease is due to the reduction of interest bearing deposits in 1996. Non-interest income and expense netted to expense of $103,414 in 1996 compared to income of $132,542 in 1995. Included in theses balances are expenses of approximately $99,000 related to a possible acquisition in 1996, compared to a write-off of approximately $125,000 of liabilities related to its N11 services in 1995.

Net Loss

The Company incurred a net loss of $1,897,401 for the year ended December 31, 1996 compared to a net loss of $1,055,208 for the prior year. This is an increase of approximately $842,000 or 79.8%.

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
     ---------------------------------------------------------------------

Revenues

Revenues for 1995 increased by $549,361 to $704,068, or 355.1% over the preceding year. A portion of this large percentage increase in sales reflects the result of the Company's decision to discontinue sales efforts in 1994 until new UNIX systems could be developed and tested which is discussed below. With the completion of that development and testing process, plus the successful sale of the Company's initial offering of Common Stock in 1995, sales activities were resumed in the second quarter of 1995. During 1995 the Company placed nine systems, and late in the year began receiving its first revenue from its Geographic Information Systems (GIS) product. OneLink systems generated approximately $329,000 in revenue, InfoLink systems $137,000 and FastLink $157,000.

Cost of Revenues

The cost of revenues increased from $269,655 during 1994 to $400,995 in 1995. The primary reasons for this increase of $131,340, or 48.7% were an increase in the number of leased systems placed with customers, the costs associated with the Company's GIS based services and the additional costs incurred for staff responsible for maintaining systems.

Gross Profit

Gross profit for the year ended December 31, 1995 was $303,073, compared with a loss of $114,948 in 1994, an increase of $418,021. This change is the result of the events described under the headings Revenues and Cost of Revenues above.

Selling, General and Administrative Expenses

From 1994 to 1995 expenses in this category increased by 33.0%. The increase of $235,377 represents additions to staff, the preparation and printing of professional marketing materials, the retention of an outside public relations firm to assist in increased media coverage of the Company as well as trade show participation, and the move into a new facility as the lease could not be renewed at the prior location and additional space was required. Additional depreciation accounted for approximately $128,000 or 40.8% of the expense increase.

Research and Development

Between 1994 and 1995 expenses in this area more than doubled. The increase of approximately $317,000 or 131.0%, is attributable to the increase in professional management and technical expertise which is required to assure proper system design, reliability and ease of maintenance, while also developing the technological advances which are necessary for the Company's future products.

N11 Application Expense

Expenses in this category have decreased to $10,164 in 1995 from $449,006 in 1994. In 1995, the Company discontinued efforts to obtain and commercialize the use of abbreviated dialing codes. As a result, there was a write-off of deferred N11 expense items taken in 1994 in the amount of $438,000.

Non-Operating Income & Expense

Net interest income increased from 1994 to 1995 by approximately $113,000 a result of interest income from a portion of the proceeds of the initial public offering and a reduction of approximately $48,000 in interest expense. The interest reduction came primarily as a result of redeeming Bridge Loan notes in 1995 following completion of the initial public offering.

Net Loss

For the year ended December 31, 1995 the Company reported a net loss of $1,055,208, an improvement of $556,832 from the net loss of $1,612,040 for the prior year. The loss was smaller in 1995 than in 1994 primarily because of increased revenues in 1995 and interest income.

Liquidity and Capital Resources

The Company had positive working capital of $2,652,960 and $79,775 at December 31, 1995 and December 31, 1996, respectively. During 1996, cash used in operations was $1,401,902 primarily resulting from a net loss of $1,897,401, partially offset by depreciation of $270,449, goodwill amortization of $53,909 and a change in working capital of $171,141. Cash used in 1996 for investing activities was $294,278 for the purchase of property and equipment. An additional $315,565 was used in financing activities primarily related to the debt service associated with Provident Worldwide Communications, Inc., the Company's telephone access card subsidiary.

If the Company continues to incur losses and use cash at the rate established in the year ended December 31, 1996, the Company will need additional financing by the end of the second quarter of 1997 in order to continue operations. Although the Company believes that it can reduce its losses and improve its cash flow, there is no assurance that it will be successful in doing so. The Company is in the process of raising additional capital based upon its new sales and marketing strategy which focuses on providing enhanced information services in markets with predictable, recurring information transactions in Media, Financial Services, Healthcare and Real Estate Industries. There is no assurance that additional capital will be available to the Company on acceptable terms or at all. In order to obtain additional capital, the Company may issue equity securities at a price which would result in dilution to existing shareholders.

Item 7.    Financial Statements

                         Report of Independent Auditors

To the Shareholders
MarketLink, Inc.

We have audited the accompanying consolidated balance sheets of MarketLink, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarketLink, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 14 to the financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern without obtaining additional capital. Management's plans as to these matters are also described in Note 14. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ ERNST & YOUNG, LLP

Minneapolis, Minnesota
February 18, 1997

                                                MarketLink, Inc.

                                            Consolidated Balance Sheets


                                                                              December 31
                                                                        1996               1995
                                                                  -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                          $   709,026        $2,720,771
   Trade accounts receivable, net of allowance for doubtful
     accounts of $60,000 and $7,500 in 1996 and 1995,
     respectively                                                         114,601            70,946
   Minimum lease payments receivable                                       34,200            34,200
   Computer parts and supplies, net of reserve for obsolescence of $12,000 and $1,000 in 1996
     and 1995, respectively                                                40,969           123,463
   Prepaid expenses                                                        40,254            63,470
                                                                  -------------------------------------
Total current assets                                                      939,050         3,012,850

Property and equipment:
   Furniture and equipment                                                951,848           624,691
   Equipment leased to others                                             315,745           313,664
                                                                  -------------------------------------
                                                                        1,267,593           938,355
   Accumulated depreciation                                              (563,054)         (302,551)
                                                                  -------------------------------------
                                                                          704,539           635,804
Other assets:
   Investment in sales type leases                                         17,100            38,514
   Deposits                                                               285,885            11,465
   Goodwill, net of amortization of $53,909 in 1996                       592,542                 -
                                                                  -------------------------------------
Total other assets                                                        895,527            49,979

                                                                  -------------------------------------
Total assets                                                           $2,539,116        $3,698,633
                                                                  =====================================



                                                                                     December 31
                                                                                1996             1995
                                                                       -----------------------------------
Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                        $   239,277      $    96,199
   Current maturities of long-term debt                                         69,206           73,844
   Accrued expenses                                                            305,237           25,038
   Customer deposits                                                           197,175                -
   Deferred revenue                                                             41,180           45,147
   Other accrued liabilities                                                     7,200          119,662
                                                                       -----------------------------------
Total current liabilities                                                      859,275          359,890

Unearned lease income                                                            4,469                -
Long-term debt--related parties                                                      -           19,380
Long-term debt, net of current maturities                                       52,689           64,918

Shareholders' equity:
   Common Stock, par value $.01 per share: Authorized
     shares--10,000,000 Issued
     and outstanding shares:
       1996--2,943,831 and 1995--2,931,414                                      29,438           29,314
   Additional paid-in capital                                                6,346,663        6,081,148
   Accumulated deficit                                                      (4,753,418)      (2,856,017)
                                                                       -----------------------------------
Total shareholders' equity                                                   1,622,683        3,254,445


                                                                       -----------------------------------
Total liabilities and shareholders' equity                                  $2,539,116       $3,698,633
                                                                       ===================================


See accompanying notes.


                                MarketLink, Inc.

                      Consolidated Statements of Operations


                                                                                    Year ended December 31
                                                                                    1996              1995
                                                                           -----------------------------------
     Revenues                                                                   $1,099,130      $    704,068
     Cost of revenues                                                              551,393           400,995
                                                                           -----------------------------------
     Gross profit                                                                  547,737           303,073

     Operating expenses:
        Selling                                                                    366,235           140,799
        Research and development                                                   517,118           566,900
        N11 application costs                                                            -            10,164
        General and administrative                                               1,536,473           808,741
                                                                           -----------------------------------
     Total operating expenses                                                    2,419,826         1,526,604
                                                                           -----------------------------------
     Operating loss                                                             (1,872,089)       (1,223,531)

     Other income (expense):
        Interest income                                                             94,295           122,074
        Interest expense                                                           (16,193)          (86,293)
        Other income and expense                                                  (103,414)          132,542
                                                                           -----------------------------------
     Net loss                                                                  $(1,897,401)      $(1,055,208)
                                                                           ===================================

     Net loss per share                                                         $(.65)            $(.46)
                                                                           ===================================
                                                                                          =================
     Weighted average number of shares outstanding                               2,940,439         2,276,297
                                                                           ===================================


     See accompanying notes.


                                MarketLink, Inc.

                 Consolidated Statement of Shareholders' Equity


                                                                                Additional                        Total
                                                         Common Stock             Paid-In      Accumulated    Shareholders'
                                                 ------------------------------
                                                     Shares         Amount        Capital        Deficit          Equity
                                                 -----------------------------------------------------------------------------
Balance at December 31, 1994                        1,014,582      $10,146      $   534,553    $(1,800,809)     $(1,256,110)
   Public offering proceeds, net of expenses
     of $466,656                                    1,914,750       19,147        5,532,561              -        5,551,708
   Exercise of stock warrants                           2,082           21            4,518              -            4,539
   Issuance of stock warrants in connection
     with bridge loan financing                             -            -            6,440              -            6,440
   Issuance of warrants for services                        -            -            3,076              -            3,076
   Net loss                                                 -            -                -     (1,055,208)      (1,055,208)
                                                 -----------------------------------------------------------------------------
Balance at December 31, 1995                        2,931,414       29,314        6,081,148     (2,856,017)       3,254,445
   Issuance of stock options in connection with
     purchase of Provident on August 2, 1996                -            -          265,645              -          265,645
   Exercise of stock warrants                          12,417          124             (130)             -               (6)
   Net loss                                                 -            -                -     (1,897,401)      (1,897,401)
                                                 =============================================================================
Balance at December 31, 1996                        2,943,831      $29,438       $6,346,663    $(4,753,418)      $1,622,683
                                                 =============================================================================


See accompanying notes.


                                                 MarketLink, Inc.

                                             Statements of Cash Flows

                                                                                     Year ended December 31
                                                                                    1996                1995
                                                                           ----------------------------------------
Operating activities
Net loss                                                                       $(1,897,401)         $(1,055,208)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                   324,358              188,885
   Write-off of accounts payable                                                   (11,000)            (124,882)
   Interest expense on bridge loan warrants                                              -                6,440
   Warrants issued for consulting services                                               -                3,076
   Net gain on sale of property and equipment                                       (5,320)                   -
   Changes in operating assets and liabilities:
     Trade accounts receivable                                                         (11)             (68,956)
     Minimum lease payments receivable                                                   -              (38,747)
     Computer parts and supplies                                                    82,681             (112,286)
     Prepaid expenses and deposits                                                (251,204)             (52,720)
     Investment in sales type leases                                                25,883                    -
     Accounts payable and accrued expenses                                         173,776             (214,576)
     Customer deposits                                                             197,175              (34,700)
     Deferred revenue                                                              (40,839)              45,147
                                                                           ----------------------------------------
Net cash used in operating activities                                           (1,401,902)          (1,458,527)

Investing activities
Purchases of property and equipment                                               (373,762)            (257,739)
Sale of equipment                                                                   79,484                    -
                                                                           ----------------------------------------
Net cash used in investing activities                                             (294,278)            (257,739)

Financing activities
Net proceeds from short-term debt                                                    7,537              460,000
Payments on short-term and long-term notes payable                                (323,102)          (1,800,287)
Proceeds from issuance of common stock                                                   -            5,551,708
Deferred stock offering costs                                                            -              123,146
Proceeds from warrants exercised                                                         -                4,539
                                                                           ----------------------------------------
Net cash (used in) provided by financing activities                               (315,565)           4,339,106
                                                                           ----------------------------------------

(Decrease) increase in cash and cash equivalents                                (2,011,745)           2,622,840
Cash and cash equivalents at beginning of year                                   2,720,771               97,931
                                                                           ----------------------------------------
Cash and cash equivalents at end of year                                      $    709,026          $ 2,720,771
                                                                           ========================================

Supplemental Cash Flow Information
Issuance of stock options in connection with Provident acquisition            $    265,645          $         -
Equipment acquired under a capital lease                                                 -                7,469
Issuance of stock warrants for financing and services                                    -                9,516

See accompanying notes.


1.  Description of Business

The Company is engaged in the design, development and operation of interactive computer telephony systems which connect callers with the desired information on the basis of geographic caller location and/or interactive keypay operation. OneLink Communications provides interactive computer telephony services through equipment hardware and application software positioned at customer locations or available nationally through 800 access at the Company headquarters. The Company has market-specific interactive applications for the healthcare, media, real estate and financial industries which collect interactive caller data and create customer databases for marketing and operational management.

The Company also manages geographic routing databases and provides telecommunications reporting and mapping services to Regional Bell Operating Companies (RBOC) and their customers. In addition, the Company offers enhanced reporting and mapping services which combines interactive caller data with demographics and geographic information to convert caller data into marketing intelligence.

Revenues consist principally of rental revenue from operating leases and revenue from servicing systems. The sale of systems or parts, represents a small portion of revenues.

2. Summary of Accounting Policies

Consolidated Financial Statements

The financial statements include the accounts of MarketLink, Inc. and its wholly-owned subsidiary, Provident Worldwide Communications, Inc. ("Provident"). All references to the Company in these financial statements relate to the consolidated entity. All significant intercompany accounts and transactions are eliminated in consolidation.


Revenue Recognition

Revenue for operating leases and services is recognized at the end of each month in which service is provided. Revenue for product sales is recorded upon shipment.

Deferred revenue consists of amounts paid by customers for future service of the Company's systems. Deferred revenues are recognized on a straight-line basis over the period of the service agreement or upon completion of installation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

Stock-Based Compensation

SFAS No 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued by the Financial Accounting Standards Board in October 1995 and is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. As allowed by SFAS 123, the Company has elected to continue to measure compensation costs as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees."

Note 9 to the Consolidated Financial Statements contains pro forma effects to reported net loss and net loss per share if the Company had elected to recognize compensation cost as prescribed by SFAS 123.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents, which are available-for-sale, approximates market value.

Computer Parts and Supplies

Computer parts and supplies are valued at the lower of cost, first-in, first-out
(FIFO) method, or market.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization expense is recognized on the straight-line basis over a five year life. Equipment leased to others is depreciated over the life of the lease.

The present values of capital lease obligations are classified as long-term debt and related assets are included in furniture and equipment. Amortization of equipment under capital leases is included in depreciation expense.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

Income (Loss) Per Common Share

Income (loss) per common share for the years ended December 31, 1996 and 1995 is computed using the weighted average number of shares of Common Stock and stock equivalents, if dilutive, outstanding during the periods presented.

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis, principally over 5 years.

Reclassifications

Certain prior year items have been reclassified to conform with the 1996 presentation.

3. Acquisitions

On August 2, 1996, the Company acquired the business and substantially all of the assets of Provident through the issuance of 230,000 options valued at $265,645 and the assumption of $380,806 in net liabilities.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the cost has been allocated to the assets based on their fair value at the date of acquisition. The excess of purchase price over fair value of the net assets acquired was $646,451 and has been allocated to goodwill and is being amortized on a straight-line basis over five years. The Company's consolidated statements of operations include the operating results of Provident from the date of purchase. The pro forma impact of the Provident acquisition is immaterial to the Company's results of operations.

4. Other Accrued Liabilities

At December 31, 1995, the Company reclassified $244,544 from accounts payable. The majority of this represents liabilities related to the pursuit of the N11 application in Atlanta, Georgia in 1993 and 1994. The Company ceased pursuit of this market during 1995. Of the $244,544 balance, $11,000 and $124,882 were written off in 1996 and 1995, respectively, as services were not received or implemented. The write-offs were included in other income. The balance of $108,662 remains classified as an other accrued liability.

5. Capital and Operating Leases

The Company accounts for certain leases of systems meeting specified criteria as sales-type leases. Future minimum lease payments to be received are as follows at December 31, 1996:

   1997                                                   $34,200
   1998                                                    17,100
   Unearned lease income                                   (4,469)
                                                    ------------------
                                                          $46,831
                                                    ==================

The Company is a lessor of data systems under operating leases expiring in various years through 1999. The Company also has a number of ongoing leases with customers that are currently on a month-to-month basis. At December 31, 1996, minimum future rentals to be received from non-cancelable leases with initial terms in excess of one year are as follows:

   1997                                                   $287,654
   1998                                                    186,600
   1999                                                      8,800
                                                     ------------------
   Total                                                  $483,054
                                                     ==================

At December 31, 1996 and 1995, accumulated depreciation on equipment leased to others was $210,745 and $124,685, respectively.

6. Long-Term Debt

Long-term debt consists of the following at December 31:

                                                                               1996              1995
                                                                        ----------------- -----------------
   Notes payable to related parties, due in monthly installments of
     $1,000 noninterest bearing                                            $   7,537          $  19,380
   Notes payable, due in monthly installments of $2,894 plus
     interest at 10%, unsecured                                               71,644            105,122
   Capital leases payable, imputed interest from 13% to 24%, due in monthly installments of $3,237, secured by equipment
                                                                              42,714             33,640
                                                                       ----------------- -----------------
                                                                             121,895            158,142
   Less amount due within one year                                            69,206             73,844
                                                                       ----------------- -----------------
                                                                            $ 52,689          $  84,298
                                                                       ================= =================



Scheduled annual maturities of long-term debt are as follows at December 31:

   1997                                                  $  69,206
   1998                                                     46,286
   1999                                                      6,403
                                                      ------------------
                                                          $121,895
                                                      ==================

Interest paid was $29,182 in 1996 and $79,853 in 1995.

7. Contingent Stockholder Notes Payable

In January 1994, the Company acquired 219,364 shares of common stock from two stockholders for $2.18 per share by issuing promissory notes totaling $478,212 which bear interest at 6%. These shares have been canceled and retired. Under the terms of the notes, payments shall be made when, and only if, the Company receives payments for exercise of options under its stock option plan until the notes are paid in full. The Company is required to use 100 percent of any cash proceeds resulting from the exercise of options under the Plan until these notes are satisfied. Management cannot currently determine if any options will be exercised, thereby requiring payments on the notes. Consequently, no liability has been recorded in these financial statements for these stockholder notes payable as repayment is strictly contingent upon the exercise of options under the Company's stock option plan.

8. Shareholders' Equity

The Company completed an initial public offering of Common Stock in 1995 in which it sold 1,914,750 shares of Common Stock, resulting in net proceeds to the Company of $5,551,708.

9. Stock Options and Warrants

The Company established a stock option plan in 1994 to provide incentives to employees whereby 750,000 shares of Common Stock have been reserved. The options can be either incentive stock options or nonstatutory stock options and are valued at the fair market value of the stock on the date of grant.

At December 31, 1994, the Company had outstanding warrants to purchase 416,038 shares of Common Stock exercisable at prices varying from $.02 per share to $3.50 per share and expiring at varying times from the present to 1999. Such warrants were issued in a number of financing transactions and in connection with services rendered to the Company. The warrant holders, as such, are not entitled to vote, receive dividends, or exercise any of the rights of holders of shares of common stock for any purpose until such warrants have been duly exercised and payment of the purchase price has been made.

During 1995, the Company borrowed an aggregate of $460,000 under 10% unsecured notes due in six months or upon receipt of proceeds from the initial public offering and issued warrants to purchase 92,000 shares of Common Stock at an exercise price of $3.00 per share. The warrants are exercisable from time to time commencing twelve months following the date of issuance to 1999. The value of these warrants was determined to be $6,440 based upon the difference between the stated borrowing rate and the Company's estimated effective borrowing rate for the term of the notes. The entire $6,440 was charged to interest expense during the year ended December 31, 1995.

In February  1995,  the Board of  Directors  issued  warrants to purchase  7,500 shares of the Company's Common Stock to a former employee in exchange for consulting services. These warrants have an exercise price of $3.875 per share and are exercisable to 1999. The value of these warrants was determined to be $1,500.

In May 1995, the Board of Directors issued warrants to purchase 7,880 shares of the Company's Common Stock to outside consultants in exchange for providing consulting services related to human resources consulting and hiring of personnel. These warrants have an exercise price of $3.50 per share and are exercisable to 1999. The value of these warrants was determined to be $1,576.

At the closing of the initial public offering in May 1995, the Company issued to the underwriter 164,500 warrants in exchange for services. These warrants have an exercise price of $4.20 per share and are exercisable to 1999.

The value of warrants issued for services are determined based upon the value of services provided to the Company.

The following table summarizes options and warrants to purchase shares of the Company's Common Stock:


                                                                 Weighted                        Weighted
                                     Shares                       Average                     Average Warrant
                                   Available      Options      Option Price      Warrants          Price
                                   for Grant    Outstanding      Per Share      Outstanding      Per Share
                                  -------------------------------------------- --------------------------------
Balance at December 31, 1994           193,000       557,000       $2.18          416,038          $2.30
   Granted                            (204,634)      204,634        3.62          271,880           3.76
   Exercised                                 -             -         -             (3,860)          2.18
   Canceled                            235,462      (235,462)       2.27          (27,250)          4.20
                                  ----------------------------                 --------------
Balance at December 31, 1995           223,828       526,172        3.53          656,808           2.90
   Granted                          (1,752,046)    1,752,046        1.77                -
   Exercised                                 -             -                      (12,500)            .02
   Canceled                            546,701      (546,701)       2.63                -
                                  ----------------------------                 --------------
Balance at December 31, 1996          (981,517)    1,731,517       $2.67          644,308          $2.96
                                  ============================================ ================================



The following table summarizes information about the stock options outstanding at December 31, 1996:


           Range of                                                Weighted Average Remaining Contractual
        Exercise Price                 Number Outstanding                           Life
-------------------------------- -------------------------------- ------------------------------------------

         $.01 - $1.50                         100,000                             9.4 years
          1.50 - 3.00                       1,576,441                             4.2 years
         $3.00 - $4.00                         55,076                             7.2 years


Exercisable options and warrants were 348,398 and 644,308, respectively, at December 31, 1996 and 493,961 and 564,808, respectively, at December 31, 1995. On January 3, 1997, the shareholders of MarketLink approved the grant of 600,000 stock options to the President and 400,000 stock options to the Chairman of the Board effective as of September 4, 1996. An increase in the stock option pool of an additional 1,500,000 shares was approved by shareholders, effective January 3, 1997.

Stock-Based Compensation

Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25"). Companies electing to continue accounting for stock-based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share, as if SFAS 123 had been adopted. The Company has continued to account for stock-based compensation plans under APB 25. The pro forma disclosure of the effect of SFAS 123 on net income and earnings per share for the years ended December 31, is presented below. The fair value of the options was estimated at date of grant using a Black-Scholes option pricing model with the weighted-average risk-free interest rate assumptions for 1996 and 1995 at 6.0%, volatility factor of the expected market price of the Company's common stock of .48 and an option life of four years. Fair value calculations assume no dividends will be paid on the Company's common stock.

                                                    1996              1995
                                          --------------------------------------

Pro forma net loss                            $(2,055,831)      $(1,086,544)
Pro forma net loss per share:
   Fully diluted                                  $(.70)            $(.48)

The weighted average fair value of options granted during 1996 and 1995 was $1.77 and $3.62, respectively.

10. Income Taxes

The Company has net operating loss carryforwards of approximately $4,762,000 at December 31, 1996 expiring at various times through 2011 which can be used to offset future taxable income. These carryforwards are subject to the limitations of the Internal Revenue Code Section 382 in the event of certain changes in the equity ownership of the Company. The Company experienced an ownership change in 1995.

The provision for income taxes differs from the amount computed by applying the federal statutory tax rate of 34% because of the following:

                                         1996          1995
Tax benefit at federal
  statutory tax rate                   (645,000)      (359,000)

Increase in valuation
  allowance                             645,000        359,000
                                        -------        -------
                                              -              -
                                        =======        =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose.

Components of deferred tax assets are as follows:

                                                       December 31
                                                  1996              1995
                                          ------------------------------------

   Deferred tax assets                       $   120,000       $ 175,000
   Deferred tax liabilities                      (35,000)        (23,000)
   Net operating loss carryforwards            1,619,000         907,000
   Less valuation allowance                   (1,704,000)     (1,059,000)
                                          -----------------------------------
   Net deferred tax assets                   $         -       $       -
                                          ====================================

The Company did not pay income taxes in 1996 or 1995.

11. Lease Commitments

The Company leases its administrative facilities under an operating lease. Total rent expense was $128,215 and $122,699 in 1996 and 1995, respectively. The Company also entered into an operating lease for equipment in January 1996. Total lease expense was $38,379 in 1996.

At December 31, 1996, future minimum lease payments under operating and capital leases are as follows:

                                           Operating      Capital Leases
                                            Leases
                                       ---------------- -----------------
   Year ending December 31:
     1997                                   $114,309        $  31,856
     1998                                     72,675           12,824
     1999                                          -            5,000
                                     ---------------- -----------------
   Total lease commitments                  $186,984           49,680
                                     ================
   Less amount representing interest                           (6,762)
                                                      -----------------
   Present value of minimum lease payments
                                                              $42,918
                                                      =================

12. Significant Customers

During 1996, the Company's revenues totaled $1,099,130. Sales to one customer were 15% of total sales in 1996. Systems for nine other customers in the newspaper industry accounted for an additional 25% of total revenues.

13. Related Party Transactions

Notes payable include amounts due to certain investors, including a director, for approximately $71,644 and $124,502 as of December 31, 1996 and 1995, respectively. The Company also has a short-term note payable to a director for approximately $7,537 at December 31, 1996.

During August 1996, the Company purchased computer hardware and the development of a home page for approximately $55,195 from Concerto, a related entity.

14. Continued Existence and Management's Plans

During 1996, the Company incurred a net loss of $1,897,401 and negative cash flow of $2,011,745 and had an accumulated deficit of $4,753,418 at December 31, 1996. While the Company believes that it can reduce its losses and improve its cash flow, it will need additional capital by the end of the second quarter of 1997.

The Company is in the process of raising additional capital based upon its new sales and marketing strategy which focuses on providing enhanced information services in markets with predictable, recurring information transactions; specifically, Healthcare, Financial Services, Media and Real Estate industries. In addition, the Company has expanded its product line to the telecommunications industry by developing Teledata services which combines interactive caller data and geographic information systems technology to produce enhanced caller reporting for business analysis and marketing purposes. The Company will focus the new Teledata products and services towards the Regional Bell Operating Companies, new Local Access Carriers, existing InterExchange Carriers and the Teleservices Industry.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act


Donald P. Matasovsky, 65, is Senior Vice President, Operations and has over 30 years of experience in fields closely related to the Company's products and services. Prior to joining the Company in September 1995, he was Vice President of Operations and Customer Support at Spanlink Communications, a producer of customer interactive voice software. He started his career at Honeywell where he spent 26 years in various positions within Honeywell Information Systems and Bull Worldwide Information Systems. Mr. Matasovsky's attended Brown Institute in Minneapolis, and holds a degree from the University of Minnesota and a Masters of Business Administration from the College of St. Thomas.

Michael J. Ryan, 33, joined the company in November 1996 as Vice President of Finance and Administration and Chief Financial Offficer. Prior to joining the Company, Mr. Ryan developed broad telecommunications operational experience as the Regional Controller for Frontier Communications, a telecommunications company reseller, and as the Controller for American Sharecom before the company was acquired by Frontier Communications. Previously, Mr. Ryan obtained his public accounting experience as a Senior Auditor for Ernst & Young and Coopers & Lybrand. Mr. Ryan is a graduate of the University of Northern Iowa and a Certified Public Accountant.

Richard J. Maloney, 51, joined the Company in July 1996 as Vice President, Sales and Marketing. Prior to joining the Company , Mr. Maloney was Director of Sales for SPC Communications, a provider of computer telephony products and services. Mr. Maloney launched his extensive sales and marketing career, spanning nearly 30 years, in the information systems and telecommunications industries, with Honeywell Information Systems, Inc. During more than 18 years at Honeywell and later at Bull HN Information Systems, Mr. Maloney held a variety of sales management, marketing and technical positions with the Minneapolis-based corporation. More recently, Mr. Maloney spent over two years as Director of Sales and Marketing for a Minneapolis based provider of emergency 911 systems. Mr. Maloney is a graduate of Northeastern University.

John L. Borowicz, 45, has been Vice President of Database Services for the Company since November 1996. In this position, Mr. Borowicz is responsible for the GIS (Geographic Information Systems) resources, database infrastructure, data mining activities and enhanced reporting products and services. Prior to OneLink, Mr. Borowicz was Vice President of Operations and Production at DataMap, Inc. from 1990 to late 1995. DataMap purchased and merged with another geographic information company in late 1995, and John became Vice President of Technology at the newly merged company, VISTA Information Solutions, Inc. Mr. Borowicz is a member of several professional organizations, serves on several advisory boards and received a B.S. in Computer Science from the Institute of Technology at the University of Minnesota.

The information required by Item 9 for directors and compliance with 16(a) of the Exchange Act is incorporated herein by reference to the section labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" respectively, which appear in the Company's definitive Proxy statement for its 1997 Annual meeting of shareholders.


Item 10.    Executive Compensation

The information required by Item 10 is incorporated by reference to the Section labeled "Executive Compensation" and Compensation of Directors" in the Company's Proxy Statement for its 1997 Annual meeting of Shareholders.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

The information required by Item 11 is incorporated by reference to the Section labeled "Security ownership of Certain Beneficial Owners and Management" and Compensation of Directors" in the Company's Proxy Statement for its 1997 Annual meeting of Shareholders.


Item 12.    Certain Relationships and Related Transactions

None


Item 13.    Exhibits and Reports on Form 8-K

         (a)  Exhibits

     Exhibit
     Number       Description

     3.1  Articles of Incorporation of the Company, as amended
  *  4.2  1994 Stock Option Plan, as amended (a)
    10.1 Service Agreement Between The Huntsville Times Co. and MarketLink, Inc. (a)
    10.2  Service  Agreement  Between  The  Mobile  Press  Register,   Inc.  and
          MarketLink, Inc.(a)
    10.3  Service Agreement Between The Birmingham News Co. and MarketLink, Inc.
          (a)
    10.4  Master Agreement Between Pioneer Newspapers and MarketLink, Inc. (a)
    10.5  Master Agreement Between Yakima Newspapers,  Inc. and MarketLink, Inc.
          (a)
    10.6  Master Agreement Between Pioneer Newspapers and MarketLink, Inc. (a)
    10.7  Agreement Between MarketLink, Inc. and Edina Realty, Inc. (a)
    10.8  MarketLink, Inc. One Call System Agreement dated July 1, 1993 (a)
    10.9 MarketLink, Inc. One Call System Services Agreement dated October 22, 1992 (a)
   10.10  Agreement  Between Pizza Hut of St. Louis,  Inc. and MarketLink,  Inc.
          (a)
   10.11 MarketLink, Inc. One Call System Services Agreement dated August 31, 1992 (a)
   10.12  MarketLink, Inc. One Call System and Non-Compete Agreement (a)
   10.13 MarketLink, Inc. One Call System Services Agreement dated March 25, 1993 (a)
   10.14  MarketLink, Inc. One Call System Agreement dated January 1, 1993 (a)
   10.15  MarketLink, Inc. One Call System Rental and Non-Compete Agreement (a)
   10.16 MarketLink, Inc. One Call System Services Agreement dated January 1, 1993 (a)
   10.17  Agreement Between Pizza Hut of America, Inc. and MarketLink, Inc. (a)
   10.18 Agreement Between Pizza Hut of America, Inc. and MarketLink, Inc. dated October 19, 1994 (a)
   10.19 Form of Agreement Between Noble Roman's, Inc. and MarketLink, Inc. covering Bloomington, South Bend and Evansville, IN dated May 10, 1995
          (b)
   10.20 Master Agreement Between Pioneer Newspapers and MarketLink, Inc. dated May 15, 1995 (b)
   10.21 Agreement Between The Hearst Corporation and MarketLink, Inc. dated July 20, 1995 (b)
 * 10.22  Stock  Option   Agreement  with  Ronald  E.   Eibersteiner   effective
          September 4, 1996
 * 10.23  Stock Option  Agreement with Nicholes C. Bluhm effective  September 4,
          1996
   23     Consent of Ernst & Young LLP
   24     Power of Attorney (Included on signature page)
   27     Financial Data Schedule (filed only in electronic format)
-----------------

     (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-90084C) filed March 7, 1995

     (b) Incorporated by reference to the Company's Report on Form 10-KSB filed for the fiscal year ended December 31, 1995 (File No. 0-25764)

     * Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB

      (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K/A (File No. 0-25764) on August 17, 1996. Such Form reported the acquisition of Provident Worldwide Communications, Inc. on August 2, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, OneLink Communications, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                          OneLink Communications, Inc.

       /s/ Nicholas C. Bluhm                               March 25, 1997
   By: Nicholas C. Bluhm,                                      Date
      President, CEO, & Director

       /s/ Michael J. Ryan                                 March 25, 1997
   By: Michael J. Ryan, CFO                                    Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-KSB appears below hereby constitutes and appoints Nicholas C. Bluhm and Gregory H. Mohn, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-KSB and any and all instruments or documents filed as part of or in connection with this report on Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.


       /s/ Ronald E. Eibensteiner
  By:  Ronald E. Eibensteiner,                             March 25, 1997
       Chairman of the Board & Director                        Date


       /s/ Nicholas C. Bluhm
  By:  Nicholas C. Bluhm,                                  March 25,1997
       President, CEO & Director                               Date


       /s/ Gregory H. Mohn
  By:  Gregory H. Mohn,                                    March 25, 1997
       Secretary and Director                                  Date



  By:  Vin Weber,
       Director                                                Date



  By:  Michael P. Corcoran,
       Director                                                Date


       /s/ George Smith
  By:  George Smith,                                       March 27, 1997
       Director                                                Date

                          OneLink Communications, Inc.

                          Exhibit Index to Form 10-KSB


    Exhibit
     Number       Description

     3.1  Articles of Incorporation of the Company, as amended
  *  4.2  1994 Stock Option Plan, as amended (a)
    10.1 Service Agreement Between The Huntsville Times Co. and MarketLink, Inc. (a)
    10.2  Service  Agreement  Between  The  Mobile  Press  Register,   Inc.  and
          MarketLink, Inc.(a)
    10.3  Service Agreement Between The Birmingham News Co. and MarketLink, Inc.
          (a)
    10.4  Master Agreement Between Pioneer Newspapers and MarketLink, Inc. (a)
    10.5  Master Agreement Between Yakima Newspapers,  Inc. and MarketLink, Inc.
          (a)
    10.6  Master Agreement Between Pioneer Newspapers and MarketLink, Inc. (a)
    10.7  Agreement Between MarketLink, Inc. and Edina Realty, Inc. (a)
    10.8  MarketLink, Inc. One Call System Agreement dated July 1, 1993 (a)
    10.9 MarketLink, Inc. One Call System Services Agreement dated October 22, 1992 (a)
   10.10  Agreement  Between Pizza Hut of St. Louis,  Inc. and MarketLink,  Inc.
          (a)
   10.11 MarketLink, Inc. One Call System Services Agreement dated August 31, 1992 (a)
   10.12  MarketLink, Inc. One Call System and Non-Compete Agreement (a)
   10.13 MarketLink, Inc. One Call System Services Agreement dated March 25, 1993 (a)
   10.14  MarketLink, Inc. One Call System Agreement dated January 1, 1993 (a)
   10.15  MarketLink, Inc. One Call System Rental and Non-Compete Agreement (a)
   10.16 MarketLink, Inc. One Call System Services Agreement dated January 1, 1993 (a)
   10.17  Agreement Between Pizza Hut of America, Inc. and MarketLink, Inc. (a)
   10.18 Agreement Between Pizza Hut of America, Inc. and MarketLink, Inc. dated October 19, 1994 (a)
   10.19 Form of Agreement Between Noble Roman's, Inc. and MarketLink, Inc. covering Bloomington, South Bend and Evansville, IN dated May 10, 1995
          (b)
   10.20 Master Agreement Between Pioneer Newspapers and MarketLink, Inc. dated May 15, 1995 (b)
   10.21 Agreement Between The Hearst Corporation and MarketLink, Inc. dated July 20, 1995 (b)
 * 10.22  Stock  Option   Agreement  with  Ronald  E.   Eibersteiner   effective
          September 4, 1996
 * 10.23  Stock Option  Agreement with Nicholes C. Bluhm effective  September 4,
          1996
   23     Consent of Ernst & Young LLP
   24     Power of Attorney (Included on signature page)
   27     Financial Data Schedule (filed only in electronic format)
-----------------

     (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-90084C) filed March 7, 1995

     (b) Incorporated by reference to the Company's Report on Form 10-KSB filed for the fiscal year ended December 31, 1995 (File No. 0-25764)

     * Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB