Form 10QSB
period 1997-03-31
MARKETLINK INC
filed 1997-05-13
CIK 891389

Securities & Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission file number 0-25764

                          OneLink Communications, Inc.
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


                         APPLICABLE TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,966,696 shares outstanding as of 4/30/97, par value $.01 per share.

      Transitional Small Business Disclosure Format (check one);  YES [ ] NO [X]

                          OneLink Communications, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 1997


                                Table of Contents

PART I        Financial Information                                    Page No.

 Item 1.    Financial Statements (Unaudited)
              Balance Sheets at December 31, 1996 and
                   March 31, 1997                                          3

              Statements of Operations for the three month
                  period ended March 31, 1997 and 1996                     4

              Statements of Cash Flows for the three month
                  period ended March 31, 1997 and 1996                     5

              Notes to Financial Statements                                6


 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7


PART II       Other Information                                            9

 Item 1.    Legal Proceedings                                              9

 Item 6     Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                                10

Exhibit Index                                                             11

Part 1 - Financial Information

Item 1. Financial Statements

                                      OneLink Communications, Inc.
                                            Balance Sheets

                                                                     March 31,
                                                                        1997       December 31,
                                                                    (unaudited)       1996
                                                                   -----------------------------------
Assets
Current assets:
      Cash and cash equivalents                                     $   172,602    $   709,026
      Trade accounts receivable, net of allowance for
         doubtful accounts of $60,000 in 1996 and $53,023 in 1997       327,706        114,601
      Minimum lease payments receivable                                  34,200         34,200
      Computer parts and supplies, net of reserve for
         obsolescence of $12,000 in 1996 and $12,000 1997                42,079         40,969
      Prepaid expenses                                                   53,292         40,254
                                                                    -----------    -----------
Total current assets                                                    629,879        939,050

Property and equipment:
      Furniture and equipment                                           922,569        951,848
      Equipment leased to others                                        409,500        315,745
                                                                    -----------    -----------
                                                                      1,332,069      1,267,593
      Accumulated depreciation                                         (635,340)      (563,054)
                                                                    -----------    -----------
                                                                        696,730        704,539
Other assets:
      Goodwill                                                          564,985        592,542
      Investment in sales type                                           17,100         17,100
      leases
      Deposits                                                           62,885        285,885
                                                                    -----------    -----------
                                                                        644,970        895,527
                                                                    -----------    -----------
Total Assets                                                          1,971,580      2,539,116
                                                                    ===========    ===========

Liabilities and shareholders' equity

Current liabilities
      Accounts payable                                              $   219,174    $   239,277
      Current maturities of long-term debt                               66,207         69,206
      Customer deposits                                                  71,438        197,175
      Deferred revenue                                                  119,414         45,649
      Other accrued liabilities                                         293,938        312,437
                                                                    -----------    -----------
Total current liabilities                                               770,171        863,744

Long-term debt, net of current maturities                                41,604         52,689

Shareholders' equity:
      Common stock, par value $.01 per share, Authorized shares--
         50,000,000; Issued and outstanding shares: 1997
         and 1996--2,966,696 and 2,931,415, respectively                 29,438         29,438
      Additional paid-in capital                                      6,346,663      6,346,663
      Accumulated deficit                                            (5,216,297)    (4,753,418)
                                                                    -----------    -----------

Total shareholders' equity                                            1,159,804      1,622,683
                                                                    -----------    -----------

Total liabilities and shareholders' equity                          $ 1,971,580    $ 2,539,116
                                                                    ===========    ===========

See accompanying notes.

                                 OneLink Communications, Inc.
                                   Statements of Operations
                                          (unaudited)

                                               Three months ended March 31,
                                                    1997          1996
                                               ----------------------------

Revenues                                        $   446,840    $   218,645
Cost of revenues                                    258,870         86,818
                                                -----------    -----------
Gross profit                                        187,970        131,827

Operating expenses:
    Selling                                         176,886         75,320
    General and administrative                      420,618        285,179
    Research and development                         47,728        166,328
                                                -----------    -----------
Total operating expenses                            645,232        526,827
                                                -----------    -----------
Operating loss                                     (457,262)      (395,000)

Interest income                                       6,984         32,098
Interest expense                                     (3,528)        (4,762)
Other income                                         (8,671)        16,520
                                                -----------    -----------
Loss before income taxes                           (462,477)      (351,144)

Provision for income taxes                              400            300
                                                -----------    -----------
Net loss                                        $  (462,877)   $  (351,444)
                                                ===========    ===========

Net loss per share                              $     (0.16)   $     (0.12)

Weighted average number of shares outstanding     2,947,388      2,931,415

                          OneLink Communications, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                    Three months ended March 31,
                                                        1997             1996
                                                    ----------------------------
Operating Activities
Net Loss                                             $  (462,877)   $  (351,444)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization of goodwill             99,842         64,522
    Write-off of A/P                                      24,000         11,000
    Net gain on sale of property
    and                                                                  (5,520)
         equipment
    Changes in operating assets and liabilities:
      Accounts receivable                               (213,105)       (70,658)
      Minimum lease pmts                                       0          8,550
    receivable
      Computer parts and supplies                         (1,110)       (21,279)
      Prepaid expenses and deposits                      209,736        (44,508)
      Accounts payable                                   (44,103)       (27,971)
      Accrued liabilities                               (144,238)       (20,897)
      Deferred revenue                                    73,765        (20,067)
                                                     -----------    -----------
Net cash used in operating activities                   (458,090)      (478,272)

Investing Activities:
Sale of property and equipment                              --           79,684
Purchases of property and equipment                      (64,476)       (57,054)
                                                     -----------    -----------
Net cash used in investing activities                    (64,476)        22,630

Financing activities:
Payments on short-term and long-term notes payable       (14,083)       (13,275)
                                                     -----------    -----------
Net cash (used) provided by financing activities         (14,083)       (13,275)
                                                     -----------    -----------

Decrease in cash and cash                               (536,651)      (468,917)
equivalents
Cash and cash equivalents at beginning of period         709,253      2,720,771
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   172,602    $ 2,251,854
                                                     ===========    ===========


See accompanying notes.

                                       OneLink Communications, Inc.
                                      Notes to Financial Statements
                                              March 31, 1997
                                               (Unaudited)


Note. 1.  Summary of Significant Accounting Policies.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1996, included in the Company's Form 10-KSB for the year ended December 31, 1996 and the Company's 1996 Annual Report to Shareholders.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Reclassifications

Certain prior year items have been reclassified to conform with the 1997 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain Statement of Operations data as a percentage of revenues.
                                                First            First
                                            Quarter 1997      Quarter 1996

          Revenues                               100.0%          100.0%
          Cost of revenues                        57.9            39.7
          Gross profit                            42.1            60.3
          Operating expense:
              Selling                             39.6            34.5
             General & administrative             94.1           130.4
             Research & development               10.7            76.1
          Total other income (expense)            (1.2)           20.0
          Net loss                              (103.6)%        (160.7)%

Revenues
The Company's revenues of $446,840 increased $228,195 or 204% for the three months ended March 31, 1997 compared to $218,645 for the three months ended March 31, 1996. The increase in revenue was attributed to the sale of an IVR system and revenue from the access card operation. The Company recognized approximately $55,000 in revenue from the sale of an IVR system and $165,000 sales of access cards. The Company acquired its access card operation in August 1996 as a result of its acquisition of Provident Worldwide Communications, Inc. As a result, the Company did not have comparable revenues from sales of access cards for the three months ended March 31, 1996.

Cost of Revenues
The Company's costs of revenues of $258,870 increased $172,052 or 298% for the three months ended March 31, 1997 compared to $86,818 for the three months ended March 31, 1996. A large portion of this increase, approximately $162,000, is due to the telephone access card operation and the sale of the IVR system.

Selling
The Company's selling expenses of $176,886 increased $101,566 or 234% for the three months ended March 31, 1997 compared to $75,320 for the three months ended March 31, 1996. This increase was largely due to increased sales staff and additional travel related to new business prospects.

General and Administrative
The Company's general and administrative expenses of $420,618 increased $135,439 or 47% for the three months ended March 31, 1997 compared to $285,179 for the three months ended March 31, 1996. The increase in general and administrative expenses are primarily related to the acquisition of the access card operation and the transfer of GIS personnel to general and administrative from research and development, which accounted for approximately $106,000 of the increase. In addition, the Company incurred additional travel expenses related to new business opportunities and miscellaneous expenses related to the Company's name change.

Research and Development
The Company's research and development expenses of $47,728 decreased $118,600 or 71% for the three months ended March 31, 1997 compared to $166,328 for the three months ended March 31, 1996. The decline in research and development expenses is attributed to the completion of the development phase of the UNIX system in 1996 and the transfer of GIS personnel to general and administrative in 1997.

Other Income and Expense
Interest income declined to $6,984 from $32,098 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The decline is a result of the decrease in cash and cash equivalents held by the Company during the three month period ended March 31, 1997. Cash and cash equivalents on March 31, 1997 were $172,602 compared to $2,251,854 on March 31, 1996.

The Company had other expense of $8,671 for the three months ended March 31, 1997 compared to other income of $16,520 for three months ended March 31, 1996. The Company ceased the pursuit of the its N11 service in 1995 and is in the process of writing off accounts payable balances associated with the N11 service. For the three months ended March 31, 1997 and 1996 the company wrote off $24,000 and $11,000, respectively. In the three months ended March 31, 1997, the Company also recognized amortization expenses of $32,573 related to the acquisition of Provident Worldwide Communications, Inc.

Net Loss
The Company incurred a net loss of $462,877 for the three months ended March 31, 1997 compared to a net loss of $351,444 for the three months ended March 31, 1996.

Liquidity and Capital Resources

The Company had cash of $172,602 and negative working capital of ($140,292) at March 31, 1997. Cash used in operating activities during the three month period ended March 31, 1997 was $458,090. Cash used for investing activities was $64,476, primarily used for the purchase of property and equipment. The Company is currently raising additional capital and implementing a plan to reduce its losses and improve its cash flow.

The Company is in the process of raising approximately $800,000 in short term capital by selling units (the "Units") consisting of unsecured convertible notes (the "Notes") and common stock warrants (the "Warrants") to accredited investors. Interest on the Notes will be paid at an annual rate of 9% per annum quarterly and the principal is due nine months from the date of issuance unless extended by the Company. The Notes are convertible prior to maturity into equity of the Company on the same terms of the Company's next equity offering. The Warrants are exercisable at a price equal to the fair market value of the Company's Common Stock on date of issuance or any five day trading average of the Company's common stock during the term of the note, whichever is lower and expires three years from the date of issuance.

The Company's ability to continue its operations is dependent on the closing the sale of the Units. Management believes that if the Company successfully raises the $800,000, it will be able to continue operations for approximately five (5) months from the date the Unit offering closes. Following the closing of the Units, the Company currently believes it will need approximately $1,000,000 of additional capital in 1997. The Company is currently investigating its financing options including debt and equity financing. The Company's ability to obtain additional capital is severely restricted and, if obtainable at all, would likely result in substantial dilution and would likely be at terms unfavorable to the Company. Therefore, the Company's ability to fund its working capital requirements in fiscal 1997 will be almost entirely dependent on (i) generating sales which exceed the Company's fiscal 1996 sales; (ii) avoiding any significant increase in expenses and (iii) obtaining approximately $1,000,000 in additional working after completion of the Unit offering. There is no assurance the Company will be able to raise additional working capital in the future from the sale of Company debt or equity or from any other sources.


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


Items 2. through 5.  Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

       Exhibits
       11. Computation of Earnings Per Common Share
       27.  Financial Data Schedule

       Reports on Form 8-K
       None




                          OneLink Communications, Inc.


                                   SIGNATURES
Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ONELINK COMMUNICATIONS, INC.
                                        (Registrant)


Date: May 12, 1997                      BY: /s/ Nicholas C. Bluhm
                                        President and Chief Executive Officer


                                        BY: /s/ Michael J. Ryan
                                        Chief Financial Officer

                                  Exhibit Index

                          OneLink Communications, Inc.
                                   Form 10-QSB

Exhibit Number    Description

      11          Computation of Earnings Per Common Share
      27          Financial Data Schedule (filed only in electronic format)