Form 10QSB
period 1997-06-30
MARKETLINK INC
filed 1997-08-14
CIK 891389

Securities & Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

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


                         APPLICABLE TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,966,696 shares outstanding as of 8/7/97, par value $.01 per share.

      Transitional Small Business Disclosure Format (check one);  YES [ ] NO [X]

                          OneLink Communications, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 1997


                                Table of Contents

PART I        Financial Information                                  Page No.

 Item 1.    Financial Statements (Unaudited)
                    Balance Sheets at December 31, 1996 and
                   June 30, 1997                                        3

              Statements of Operations for the three and six month
                  periods ended June 30, 1997 and 1996                  4

              Statements of Cash Flows for the three month
                  periods ended June 30, 1997 and 1996                  5


                    Notes to Financial Statements                       6


 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7


PART II       Other Information                                         9

 Item 1.    Legal Proceedings                                          10

 Item 5.    Other Matters - Management Changes                         10

 Item 6.    Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                             12

Exhibit Index                                                          13

Part 1 - Financial Information

Item 1. Financial Statements

                          OneLink Communications, Inc.
                                 Balance Sheets

                                                                      June 30,
                                                                        1997            December 31,
                                                                    (unaudited)             1996
                                                                   -----------------------------------
Assets
Current assets:
      Cash and cash equivalents                                           $95,973            $709,026
      Trade accounts receivable, net of allowance for
         doubtful accounts of $60,000 in 1996 and $14,766 in 1997         264,711             114,601
      Minimum lease payments receivable                                    34,200              34,200
      Computer parts and supplies, net of reserve for
         obsolescence of $12,000 in 1996 and $11,986 1997                  40,671              40,969
      Prepaid expenses                                                     45,463              40,254
                                                                   ---------------      --------------
Total current assets                                                      481,018             939,050

Property and equipment:
      Furniture and equipment                                           1,142,535             951,848
      Equipment leased to others                                          318,140             315,745
                                                                   ---------------      --------------
                                                                        1,460,675           1,267,593
      Accumulated depreciation                                           (715,444)           (563,054)
                                                                   ---------------      --------------
                                                                          745,231             704,539
Other assets:
      Goodwill                                                            532,411             592,542
      Investment in sales type                                             17,100              17,100
      leases
      Deposits                                                             50,885             285,885
                                                                   ---------------      --------------
                                                                          600,396             895,527
                                                                   ---------------      --------------
Total Assets                                                            1,826,645           2,539,116
                                                                   ===============      ==============
Liabilities and shareholders' equity

Current liabilities
      Accounts payable                                                   $278,383            $239,277
      Notes Payable and Current maturities of long-term debt              316,425              69,206
      Notes Payable - Related Parties                                     101,537
      Customer deposits                                                    47,355             197,175
      Deferred revenue                                                     70,127              45,649
      Other accrued liabilities                                           298,936             312,437
                                                                   ---------------      --------------
Total current liabilities                                               1,112,763             863,744

Long-term debt, related parties                                             2,211               2,920
Long-term debt, net of current maturities                                  22,765              49,770

Shareholders' equity:
      Common stock, par value $.01 per share, Authorized shares--
         50,000,000; Issued and outstanding shares: 1997
         and 1996--2,966,696 and 2,943,831, respectively                   29,438              29,438
      Additional paid-in capital                                        6,346,663           6,346,663
      Accumulated deficit                                              (5,687,195)         (4,753,418)
                                                                   ---------------      --------------

Total shareholders' equity                                                688,906           1,622,683
                                                                   ---------------      --------------

Total liabilities and shareholders' equity                             $1,826,645          $2,539,116
                                                                   ===============      ==============
See accompanying notes.


                                     OneLink
                              Communications, Inc.
                                  Statements of
                                   Operations
                                   (unaudited)

                                                   Three months ended June,       Six months ended June 30,
                                                     1997           1996           1997           1996
                                                -------------------------------------------------------------
  Revenues                                            $469,262        $204,813      $916,101        $423,458
  Cost of revenues                                     230,295          90,898       489,164         177,716
                                                -------------------------------------------------------------
  Gross profit                                         238,967         113,915       426,937         245,742

  Operating expenses:
      Selling                                          129,175          61,004       306,061         136,324
      General and administrative                       497,129         452,314       917,748         737,493
      Research and development                          60,925         157,920       108,653         324,249
                                                -------------------------------------------------------------
  Total operating expenses                             687,229         671,238     1,332,462       1,198,066
                                                -------------------------------------------------------------
  Operating loss                                      (448,262)       (557,323)     (905,525)       (952,324)

  Interest income                                        1,747          25,456         8,731          57,554
  Interest expense                                      (7,448)         (4,279)      (10,976)         (9,041)
  Other income                                         (16,934)         (1,487)      (25,604)         14,734
                                                -------------------------------------------------------------
  Loss before income taxes                            (470,897)       (537,633)     (933,374)       (889,077)

  Provision for income taxes                                 0               0           400               0
                                                -------------------------------------------------------------
  Net loss                                           $(470,897)      $(537,633)    $(933,774)      $(889,077)
                                                =============================================================

  Net loss per share                                    $(0.16)         $(0.18)        $(.32)         $(0.30)

  Weighted average number of shares outstanding      2,966,696       2,924,603     2,957,095       2,919,009


                          OneLink Communications, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                       Six months ended June 30,


                                                                                     1997              1996
                                                                                 --------------   ---------------
Operating Activities
Net Loss                                                                             $(933,775)        $(889,077)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization of goodwill                                          212,522           132,002
    Write-off of A/P                                                                    42,000            11,000
    Net gain on sale of property
      and equipment                                                                                       (4,634)
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (150,110)          (64,451)
      Minimum lease pmts                                                                     0            17,100
    receivable
      Computer parts and supplies                                                          298            25,167
      Prepaid expenses and deposits                                                    229,529           (34,164)
      Other Assets                                                                          36           (95,974)
      Accounts payable                                                                  39,105            28,822
      Accrued liabilities                                                             (205,323)           90,098
      Deferred revenue                                                                  24,478            40,890
                                                                                 --------------   ---------------
Net cash used in operating activities                                                 (741,240)         (743,221)

Investing Activities:
Note Receivable                                                                                         (100,000)
Sale of property and equipment                                                              --            79,685
Purchases of property and equipment                                                   (193,082)         (107,788)
                                                                                 --------------   ---------------
Net cash used in investing activities                                                 (193,082)         (128,103)

Financing activities:
Proceeds from short-term financing                                                     350,000
Payments on short-term and long-term notes payable                                     (28,958)          (16,605)
                                                                                 --------------   ---------------
Net cash (used) provided by financing activities                                       321,042           (16,605)
                                                                                 --------------   ---------------

Decrease in cash and cash                                                             (613,280)         (887,929)
equivalents
Cash and cash equivalents at beginning of period                                       709,253         2,720,771
                                                                                 --------------   ---------------
Cash and cash equivalents at end of period                                             $95,973        $1,832,842
                                                                                 ==============   ===============


See accompanying notes.


                          OneLink Communications, Inc.
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note. 1.  Summary of Significant Accounting Policies.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1996, included in the Company's Form 10-KSB for the year ended December 31, 1996 and the Company's 1996 Annual Report to Shareholders.

The furnished financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Reclassifications

Certain prior year items have been reclassified to conform with the 1997 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain Statement of Operations data as a percentage of revenues.


                                                                            Six                 Six
                                   Second               Second             Months               Months
                                  Quarter              Quarter             Ended                Ended
                                    1997                 1996               1997                1997
                                    ----                 ----               ----                ----
   Revenues                        100.0%               100.0%             100.0%               100.0%
   Cost of revenues                 49.1                 44.4               53.4                 42.0
   Gross profit                     50.9                 55.6               46.6                 58.0
   Operating expense:
      Selling                       27.5                 29.8               33.4                 32.2
      General & administrative     105.9                220.8              100.2                174.2
      Research & development        13.0                 77.1               11.9                 76.6
   Total other income               (4.8)                 9.6               (3.0)                14.9
   (expense)
   Net loss                       (100.3)%             (262.5)%           (101.9)%             (210.0)%


Revenues
The Company's revenues for the three months ended June 30, 1997 were $469,262, an increase of $264,449 or 129.1% compared to $204,813 for the three months ended June 30, 1996. The Company's revenues for the six month period ending June 30, 1997 were $916,101, an increase of $492,643 from the same period in 1996. The increase in the second quarter revenue of 1997 in comparison to the second quarter of 1996 is attributable to the sale of an IVR (interactive voice response) system, increased revenue from the existing IVR systems, revenue from the Company's access card operation, and increased mapping and development revenue. The Company recognized approximately $65,000 for the sale of the IVR system, $40,000 increased revenue from existing systems, $53,000 for the sale of access cards, and a $97,000 increase in mapping and development revenue.

Cost of Revenues
The Company's costs of revenues for the three months ended June 30, 1997 was $230,295 an increase of $139,397 or 153.4% compared to $90,898 for the three months ended June 30, 1996. For the six month period ending June 30, 1997, the Company's cost of revenues increased to $489,164 compared to $177,716 for the same period ending June 30, 1996. A large portion of the increase is a result of the cost of sale for the IVR system, $40,000 in costs for the access card operation and increased costs in the mapping and development of $71,000.

Selling
The Company's selling expenses for the three months ended June 30, 1997 were $129,175, an increase of $68,171 or 111.7% compared to $61,004 for the three months ended June 30, 1996. For the six month period ending June 30, 1997, the Company's selling expenses increased to $306,061 compared to $136,324 for the same period ending June 30, 1996. This increase is largely due to increased sales staff and additional travel related to new business prospects.

General and Administrative
The Company's general and administrative expenses for the three months ended June 30, 1997 were $497,129, an increase of $44,815 or 9.9% compared to $452,314 for the three months ended June 30, 1996. General and administrative expenses for the six months ended June 30, 1997, were $917,748 compared to $737,493 for the six months ended June 30, 1996. The increase for the three months ended June 30, 1997 in general and administrative expenses are primarily related to the transfer of GIS personnel to general and administrative from research and development, which accounted for approximately $93,000 of the increase. The Company's legal expenses were approximately $45,000 lower in the second quarter of 1997 than in the same period for 1996.

Research and Development
The Company's research and development expenses for the three months ended June 30, 1997 were $60,925 a decrease of $96,995 or 61.4% compared to $157,920 for the three months ended June 30, 1996. The research and development expenses for the six months ended June 30, 1997 were $108,653 compared to $324,249 for the six months ended June 30, 1996. The decline in research and development expenses is attributable to the completion of the development phase of the UNIX system in 1996 and the transfer of GIS personnel to general and administrative in 1997.

Other Income and Expense
Interest income declined to $1,747 from $25,456 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. Interest income for the six months ended June 30, 1997 was $8,731 compared to $57,554 for the six months ended June 30, 1996. The decline in interest income is a result of the decrease in cash and cash equivalents held by the Company during the three and six month periods ended June 30, 1997. Cash and cash equivalents on June 30, 1997 were $95,973 compared to $1,832,842 on June 30, 1996.

The Company had other expense of $16,934 for the three months ended June 30, 1997 compared to other expense of $1,487 for three months ended June 30, 1996. For the six months ended June 30, 1997 other expense was $25,604, whereas for the six months ended June 30, 1996 had other income of $14,734. The Company ceased the pursuit of its N11 service in 1995 and is in the process of writing off accounts payable balances associated with the N11 service. In the three months ended June 30, 1997, the Company recognized amortization expenses of $32,573 related to the acquisition of Provident Worldwide Communications, Inc. offset by the $18,000 accounts payable write-off for N11 service.

Net Loss
The Company incurred a net loss of $470,897 for the three months ended June 30, 1997 compared to a net loss of $537,633 for the three months ended June 30, 1996. Net losses for the six months ending June 30, 1997 and 1996 were $933,774 and $889,077 respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents. The Company had cash of $95,973 and negative working capital of ($631,745) at June 30, 1997. Cash used in operating activities during the six month period ended June 30, 1997 was $741,243. Cash used for investing activities was $193,082, primarily used for the purchase of property and equipment.

Additional Capital Resources. In the second quarter of 1997, the Company raised $350,000 in short term capital by selling units consisting of unsecured convertible notes (the "Notes") and common stock warrants (the "Warrants") to accredited investors. Interest on the Notes will be paid at an annual rate of 9% per annum quarterly and the principal is due nine months from the date of issuance unless extended by the Company. The Notes are convertible prior to maturity into equity of the Company on the same terms of the Company's next equity offering. The Warrants are exercisable at $1.75, the fair market value of the Company's Common Stock on date of issuance, or any five day trading average of the Company's common stock during the term of the note, whichever is lower, and expires three years from the date of issuance.

The Company is in the process of converting the unsecured notes into equity of the Company and raising approximately $1,500,000 to $2,000,000 by selling units (the "Stock Units"), each Stock Unit consisting of 50,000 shares of Common Stock and 50,000 Common Stock Purchase Warrants (the "Stock Warrants") to accredited investors for $50,000 per Stock Unit. Each Stock Warrant will entitle the holder to purchase one share of the Company's Common Stock at an exercise price of $1.50 per share. The Stock Warrants may be exercised immediately after closing of the offering and expire three years from the date of issuance. The Company retains a call option on the Stock Warrants to redeem the Stock Warrants, provided that the closing bid price of the Common Stock exceeds $2.50 per share for any five consecutive trading days.

The Company's ability to continue its operations is dependent on closing the sale of the Stock Units. Management believes that revenues to be generated from operations combined with the proceeds of at least $1,500,000, excluding conversion of the Notes, from the Stock Units will be sufficient to support the Company's working capital needs for the foreseeable future, assuming the Company is able to generate sufficient revenues and control expenses during fiscal year 1998. As a result, the Company's ability to meet its working capital requirements in fiscal year 1998 will depend upon: (i) generating sales which exceed the Company's fiscal 1997 sales; (ii) avoiding any significant increase in expenses and (iii) obtaining approximately $1,500,000 in capital through the Stock Unit offering. Failure to meet these projections will have a material effect on the Company's ability to continue its business. The Company's ability to obtain additional capital is severely restricted and, if obtainable at all, would likely result in substantial dilution and would likely be at terms unfavorable to the Company.

Nasdaq Notice Concerning Listing Qualifications. The Company's common stock is traded on the Nasdaq SmallCap Market. Nasdaq requires that a listing company maintain: (i) a minimum of $2,000,000 in total assets; (ii) $1,000,000 in capital and surplus; (iii) a public float of at least 100,000 shares; (iv) a market value of such float of at least $200,000; (v) two market makers; (vi) a minimum bid of $1 per share; and (vii) at least 300 shareholders.

The Company has received notice from Nasdaq that the Company's common stock is subject to delisting for failure to meet Nasdaq maintenance requirements. The Company believes if it meets its projections under the offering of Stock Units described above, it will meet the Nasdaq listing requirements. The Nasdaq reviewing committee has, however, the discretion to consider other aspects of the Company, in addition to requirements described above. The Company has scheduled a meeting with Nasdaq for August 21, 1997.

If the Company's common stock is not listed on the Nasdaq SmallCap Market, it will be subject to certain rules of the Securities and Exchange Commission relating to "penny stocks" (the "Penny Stock Rules"). Such rules require broker-dealers to make a suitable determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability of purchasers and broker-dealers to sell the stock in the open market.

The Company anticipates to be in full compliance with the Nasdaq SmallCap listing requirements prior to August 21, 1997. However, there is no assurance the Company's common stock will continue to be listed on the Nasdaq SmallCap Market.


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

Items 2. through 4.  Not Applicable

Items 5. Other Matters - Management Changes. The Company's Board of Directors determined in 1997 that management changes were necessary to improve the Company's performance. In May, Scott Sundet was asked to serve as Chief
Operating Officer on an interim basis. The Board retained a search firm to identify qualified candidates for the position of President and Chief Executive

Officer of the Company. On June 23, 1997, Nicholas Bluhm resigned as the Company's President and Chief Executive Officer. He remains a member of the Company's Board.. Mr. Sundet continued to serve as Chief Operating Officer pending the Board's selection of Mr. Bluhm's successor. On August 4, 1997, the Board named Paul Lidsky its President and Chief Executive Officer and a member of the Company's Board. Mr. Lidsky is scheduled to begin in his new position on September 2, 1997, however, he expects to be able to spend substantial time working on Company matters before then.

Before joining OneLink, Mr. Lidsky served as Executive Vice-President, Strategy and Business Development for Norstan, Inc., a nationwide integrator of voice, video and data solutions for medium and large businesses, where his responsibilities included: (i) the ongoing development, implementation and communication of Norstan's strategy; (ii) identification of acquisition targets and leadership of an acquisition team; (iii) investor relations; and (iv) creation of new business units. Prior to becoming Executive Vice President of Norstan, Mr. Lidsky had operating responsibility for significant business units of Norstan. His operating experience at Norstan includes improving the operations of under-performing businesses. It is expected that Mr. Lidsky will evaluate the Company's current strategy and each of the Company's business units to determine the viability of each unit with respect to the strategy he will cause the Company to pursue.

On June 23, 1997, Greg Mohn resigned from the Board of Directors and remains employed by the Company as Vice President of Business Development. On August 4, 1997, the Company's Board elected John F. Stapleton a Director. Mr. Stapleton is currently Chairman of the Board of Directors of Advanced BioSurfaces, Inc. ("ABS"), a company engaged in the development of certain medical technology. Prior to joining ABS as its Chief Financial Officer in 1995, Mr. Stapleton served as Chairman and Chief Executive Officer of Prodea Software Corporation, a company that develops and markets custom software products and database management services. Mr. Stapleton also served as Chief Executive Officer and Chairman of the Board of Directors of Mirror Technologies, Inc., and served as Chief Executive Officer of Bank Compensation Strategies, Inc., a company that designs and maintains non-qualified plans for bank executives. Mr. Stapleton has significant start-up company experience. In 1973, Mr. Stapleton founded Coordinated Management Systems, Inc. to commercialize a marketing information system for the consumer package goods industry. Mr. Stapleton sold that company to A.C. Neilsen Company in 1977 and continued to manage Coordinated Management Systems, Inc. under contract with A.C. Neilsen Company until 1983. In 1984, Mr. Stapleton founded Decisions Support Services, Inc. to develop software to enable consumer marketers to use the Britton-Lee intelligent data base machine to analyze grocery scanning data. In 1986, Mr. Stapleton sold Decisions Support Services, Inc. to Metaphor Computer Systems, Inc., and the combined entity was acquired by IBM in 1990.

Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits
          11. Computation of Earnings Per Common Share
          27.  Financial Data Schedule

   (b)    Reports on Form 8-K
          None

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

                                         ONELINK COMMUNICATIONS, INC.
                                         (Registrant)


Date: August 12, 1997                     BY: /s/ Michael J. Ryan
                                              Chief Financial Officer

                                  Exhibit Index

                          OneLink Communications, Inc.
                                   Form 10-QSB

Exhibit Number    Description

      11          Computation of Earnings Per Common Share
      27          Financial Data Schedule (filed only in electronic format)