Form 10QSB
period 1997-09-30
MARKETLINK INC
filed 1997-11-12
CIK 891389

Securities & Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

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

                                  612-996-9000
                           (Issuer's telephone number)

                                MarketLink, Inc.
              (Former Name, Former Address and Former Fiscal Year
                         if Changed Since Last Report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]
NO [ ]

                         APPLICABLE TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,966,696 shares outstanding as of 10/28/97, par value $.01 per share.

    Transitional Small Business Disclosure Format (check one);  YES [ ]  NO [X]

                          OneLink Communications, Inc.
                                   Form 10-QSB
                        Quarter Ended September 30, 1997


                                Table of Contents

PART I      Financial Information                                     Page No.

 Item 1.    Financial Statements (Unaudited)
            Balance Sheets at December 31, 1996 and
              September 30, 1997                                         3

            Statements of Operations for the three and nine month
              periods ended September 30, 1997 and 1996                  4

            Statements of Cash Flows for the nine month
              periods ended September 30, 1997 and 1996                  5

            Notes to Financial Statements                                6


 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7


PART II     Other Information                                            9

 Item 1.    Legal Proceedings                                           10

 Item 5.    Other Matters - Management Changes                          10

 Item 6.    Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                              12

Exhibit Index                                                           13

Part 1 - Financial Information

Item 1. Financial Statements

                          OneLink Communications, Inc.
                                 Balance Sheets

                                                                     September
                                                                        30,
                                                                        1997            December 31,
                                                                    (unaudited)             1996
                                                                 -----------------------------------
Assets
Current assets:
      Cash and cash equivalents                                        $1,558,530            $709,026
      Trade accounts receivable, net of allowance for
         doubtful accounts of $60,000 in 1996 and $12,067 in 1997         192,129             114,601
      Minimum lease payments receivable                                    25,650              34,200
      Computer parts and supplies, net of reserve for
         obsolescence of $12,000 in 1996 and $11,986 1997                  23,196              40,969
      Prepaid Expenses                                                     25,756              40,254
      Other Current Assets                                                 71,913
                                                                   ---------------      --------------
Total current assets                                                    1,897,174             939,050

Property and equipment:
      Furniture and equipment                                           1,172,713             951,848
      Equipment leased to others                                          292,338             315,745
                                                                   ---------------      --------------
                                                                        1,465,051           1,267,593
      Accumulated depreciation                                           (767,625)           (563,054)
                                                                   ---------------      --------------
                                                                          697,426             704,539
Other assets:
      Goodwill                                                                  0             592,542
      Investment in sales type                                                  0              17,100
      leases
      Deposits                                                            262,506             285,885
                                                                   ---------------      --------------
                                                                          262,506             895,527
                                                                   ---------------      --------------
Total Assets                                                            2,857,106           2,539,116
                                                                   ===============      ==============

Liabilities and shareholders' equity

Current liabilities
      Accounts payable                                                   $164,770            $239,277
      Notes Payable and Current maturities of long-term debt               35,832              69,206
      Customer deposits                                                   600,000             197,175
      Deferred revenue                                                     75,012              45,649
      Other accrued liabilities                                           294,516             312,437
                                                                   ---------------      --------------
Total current liabilities                                               1,170,130             863,744

Long-term debt, net of current maturities                                  12,787              52,690

Shareholders' equity:
      Common stock, par value $.01 per share, Authorized shares--
         50,000,000; Issued and outstanding shares: 1997
         and 1996--4,966,696 and 2,943,831, respectively                   49,438              29,438
      Additional paid-in capital                                        8,231,163           6,346,663
      Accumulated deficit                                              (6,606,412)         (4,753,418)
                                                                   ---------------      --------------

Total shareholders' equity                                              1,674,189           1,622,683
                                                                   ---------------      --------------

Total liabilities and shareholders' equity                             $2,857,106          $2,539,116
                                                                   ===============      ==============
See accompanying notes.


                          OneLink Communications, Inc.
                            Statements of Operations
                                   (unaudited)



                                                      Three months ended            Nine months ended
                                                        September 30,                 September 30,
                                                     1997           1996           1997           1996
                                                -------------------------------------------------------------
  Revenues                                            $320,429        $319,917    $1,236,530        $743,375
  Cost of revenues                                     116,848         156,621       606,012         334,337
                                                -------------------------------------------------------------
  Gross profit                                         203,581         163,296       630,518         409,036

  Operating expenses:
      Selling                                           59,012          60,607       365,073         196,931
      General and administrative                       465,108         396,346     1,382,141       1,133,839
      Research and development                          63,986         125,382       173,353         449,631
                                                -------------------------------------------------------------
  Total operating expenses                             588,106         582,335     1,920,567       1,780,401
                                                -------------------------------------------------------------
  Operating loss                                      (384,525)       (419,039)   (1,290,050)     (1,371,363)

  Interest income                                        4,892          26,644        13,623          84,198
  Interest expense                                     (10,651)         (5,761)      (21,628)        (14,802)
  Other income (expense)                              (528,125)             --      (553,729)         14,734
                                                -------------------------------------------------------------
  Loss before income taxes                            (918,409)       (398,156)   (1,851,784)     (1,287,233)

  Provision for income taxes                               809               0         1,209               0
                                                -------------------------------------------------------------
  Net loss                                           $(919,218)      $(398,156)  $(1,852,993)    $(1,287,233)
                                                =============================================================

  Net loss per share                                    $(0.28)         $(0.14)        $(.60)         $(0.44)

  Weighted average number of shares outstanding      3,292,783       2,925,831     3,070,221       2,921,300


                          OneLink Communications, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                 Nine months ended September 30,
                                                                                     1997              1996
                                                                                 --------------   ---------------
Operating Activities
Net Loss                                                                           $(1,852,993)      $(1,287,233)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                                                       217,848           211,320
    Amortization of goodwill                                                            86,863            10,860
    Write-off of A/P                                                                    60,000            11,000
    Net gain on sale of assets                                                                           (4,634)
                                                                                       (17,330)
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (118,908)         (107,936)
      Minimum lease pmts                                                                25,650            25,650
    receivable
      Computer parts and supplies                                                       10,034            66,353
      Prepaid expenses and deposits                                                     26,463           (9,439)
      Other Assets                                                                     (82,413)          (86,338)
      Accounts payable                                                                  (7,190)           78,151
      Accrued liabilities                                                              330,020            94,449
      Deferred revenue                                                                  29,363             5,190
                                                                                 --------------   ---------------
Net cash used in operating activities                                               (1,292,594)         (992,607)

Investing Activities:
 Investment in Subsidiary                                                                                265,645
Increase/Decrease in goodwill                                                          510,696          (651,451)
Sale of assets                                                                          35,500            79,685
Capital expenditures                                                                  (258,456)         (282,215)
                                                                                 --------------   ---------------
Net cash used in investing activities                                                  287,740          (588,336)

Financing activities:
 Net proceeds from issuance of common stock                                          1,904,500
Increase in capital leases                                                                  --            23,163
Payments on short-term and long-term notes payable                                     (50,142)          (41,240)
                                                                                 --------------   ---------------
Net cash (used) provided by financing activities                                     1,854,358           (18,077)
                                                                                 --------------   ---------------

Increase in cash and cash                                                              849,504        (1,599,020)
equivalents
Cash and cash equivalents at beginning of period                                       709,026         2,720,771
                                                                                 --------------   ---------------
Cash and cash equivalents at end of period                                          $1,558,530        $1,121,751
                                                                                 ==============   ===============


See accompanying notes.


                          OneLink Communications, Inc.
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


Note. 1.  Summary of Significant Accounting Policies.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1996, included in the Company's Form 10-KSB for the year ended December 31, 1996 and the Company's 1996 Annual Report to Shareholders.

The furnished financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Write-Down and Sale of Assets

In September, the Company recorded a goodwill write-down of $510,696. The write-down eliminates all remaining goodwill of the Company related to the acquisition of Provident Worldwide Communications, Inc. The asset of goodwill was determined to have been impaired because of the losses related to Provident and its inability to generate future operating income without substantial sales volume increases. Anticipated future cash flows of the asset was not reasonably assured. Prior to September, goodwill was amortized using the straight-line method over five years. The Company then sold the remaining assets of the card operations. The assets were sold for approximately $35,500. The total effect of the write-down of goodwill and the sale of the assets resulted in a loss of approximately $500,000.

Reclassifications

Certain prior year items have been reclassified to conform with the 1997 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth certain Statement of Operations data as a percentage of revenues.


                                                                            Nine                Nine
                                   Third                Third              Months               Months
                                  Quarter              Quarter             Ended                Ended
                                    1997                 1996               1997                1996
                                    ----                 ----               ----                ----
   Revenues                        100.0%               100.0%             100.0%               100.0%
   Cost of revenues                 36.5                 49.0               49.0                 45.0
   Gross profit                     63.5                 51.0               51.0                 55.0
   Operating expense:
       Selling                      18.4                 18.9               29.5                 26.5
      General & administrative     145.2                123.9              111.8                152.5
      Research & development        20.0                 39.2               14.0                 60.5
   Total other income             (166.6)                 6.5              (45.4)                11.3
   (expense)
   Net loss                       (286.9)%             (124.5)%           (149.9)%             (173.2)%



Revenues
The Company's revenues for the three months ended September 30, 1997 were $320,429, an increase of $512 or .2% compared to $319,917 for the three months ended September 30, 1996. The Company's revenues for the nine month period ending September 30, 1997 were $1,236,530, an increase of $493,155 from the same period in 1996. Excluding the revenue from Provident Worldwide which was purchased in August of 1996, the revenue for the third quarter of 1997 increased by approximately $71,000 from the third quarter of 1996. The increase in the third quarter revenue of 1997, in comparison to the third quarter of 1996, is attributable to the sale of an IVR (interactive voice response) system and increased revenue from the existing IVR systems. The Company recognized approximately $56,000 from the sale of the IVR system and $20,000 increased revenue from existing systems.

Cost of Revenues
The Company's costs of revenues for the three months ended September 30, 1997 were $116,848 a decrease of $39,773 or 25.4% compared to $156,621 for the three months ended September 30, 1996. For the nine month period ending September 30, 1997, the Company's cost of revenues increased to $606,012 compared to $334,337 for the same period ending September 30, 1996. Excluding the cost of revenues from Provident Worldwide, the cost of revenues for the third quarter of 1997 increased by approximately $23,000 from the third quarter of 1996. A large portion of the increase is a result of the cost of sale for the IVR system while mapping cost of revenues decreased slightly.

Selling
The Company's selling expenses for the three months ended September 30, 1997 were $59,012, a decrease of $1,595 compared to $60,607 for the three months ended September 30, 1996. For the nine month period ending September 30, 1997, the Company's selling expenses increased to $365,073 compared to $196,931 for the same period ending September 30, 1996. This increase is largely due to increased sales staff and additional travel related to new business prospects.

General and Administrative
The Company's general and administrative expenses for the three months ended September 30, 1997 were $465,108, an increase of $59,762 or 15.1% compared to $396,346 for the three months ended September 30, 1996. General and administrative expenses for the nine months ended September 30, 1997, were $1,382,141 compared to $1,133,839 for the nine months ended September 30, 1996. The increase for the three months ended September 30, 1997 in general and administrative expenses is related to the transfer of GIS personnel to general and administrative from research and development, which accounted for approximately $26,000 of the increase. Personnel search costs were approximately $40,000 higher in the third quarter 1997 compared to the third quarter 1996.

Research and Development
The Company's research and development expenses for the three months ended September 30, 1997 were $63,986 a decrease of $61,396 or 49% compared to $125,382 for the three months ended September 30, 1996. The research and development expenses for the nine months ended September 30, 1997 were $173,353 compared to $449,631 for the nine months ended September 30, 1996. The decline in research and development expenses is attributable to the transfer of GIS personnel to general and administrative in 1997 and a reduction in compensation and benefits.

Other Income and Expense
Interest  income  declined to $4,892 from  $26,644  for the three  months  ended
September 30, 1997 compared to the three months ended September 30, 1996. Interest income for the nine months ended September 30, 1997 was $13,623 compared to $84,198 for the nine months ended September 30, 1996. The decline in interest income is a result of the decrease in cash and cash equivalents held by the Company during the three and nine month periods ended September 30, 1997.

The Company had other expense of $528,125 for the three months ended September 30, 1997 compared to no other expense for three months ended September 30, 1996. For the nine months ended September 30, 1997 other expense was $553,729, compared to $14,734 for the nine months ended September 30, 1996. In the three months ended September 30, 1997, the Company wrote off the goodwill and sold the assets associated with Provident Worldwide resulting in a loss of approximately $500,000.

Net Loss
The Company incurred a net loss of $919,218 for the three months ended September 30, 1997 compared to a net loss of $398,156 for the three months ended September 30, 1996. Net losses for the nine months ending September 30, 1997 and 1996 were $1,852,993 and $1,287,233 respectively. Excluding the write-down and sale of assets related to Provident Worldwide, the net loss in the third quarter of 1997 would have been approximately $420,000 and the loss for the nine months ended September 30, 1997 would have been approximately $1,350,000.

Liquidity and Capital Resources
Cash and Cash Equivalents. The Company had cash of $1,558,530 and positive working capital of $764,364 at September 30, 1997. Cash used in operating activities during the nine month period ended September 30, 1997 was $1,472,303.

Additional Capital Resources. In September 1997, the Company raised $2,000,000 through private placement of Units (the "Units"). Each Unit consisted of 50,000 shares of Common Stock and 50,000 Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $1.50 per share. The Warrants may be exercised immediately and expire on September 15, 2000. The Company retains a call option on the Warrants to redeem the Warrants provided that the closing bid price of the Company's Common Stock exceeds $2.50 per share for any five consecutive trading days.

Management believes that revenues to be generated from operations combined with the proceeds from the private placement will be sufficient to support the Company's working capital needs for the foreseeable future, assuming the Company is able to generate sufficient revenues and control expenses during fiscal year 1998. As a result, the Company's ability to meet its working capital requirements in fiscal year 1998 will depend upon: (i) generating sales which exceed the Company's fiscal 1997 sales; and (ii) avoiding any significant increase in expenses. Failure to meet these projections will have a material effect on the Company's ability to continue its business. The Company's ability to obtain additional capital is severely restricted and, if obtainable at all, would likely result in substantial dilution and would likely be at terms unfavorable to the Company.

Nasdaq Notice Concerning Listing Qualifications. The Company's common stock is traded on the Nasdaq SmallCap Market. The Company received notice from Nasdaq that the Company's common stock was subject to delisting for failure to meet Nasdaq maintenance requirements. On August 21, 1997 the Company submitted a plan to the Nasdaq Listing Qualification Panel (the "Panel") to obtain compliance with Nasdaq listing requirements. This plan was approved by the Panel, subject to review by the Nasdaq Review Committee, and was implemented by the Company.

On August 22, 1997, Nasdaq announced new listing requirements that require companies to maintain: (i) a minimum of $2,000,000 in net tangible assets or a market capitalization of $35 million or net income of $500,000 in the latest fiscal year or two of the last three years; (ii) a public float of at least 500,000 shares; (iii) a market value of such float of at least $1,000,000; (iv) two market makers; (v) a minimum bid of $1 per share; and (vi) at least 300 shareholders. Companies not meeting these requirements have until February 22, 1998 to achieve full compliance with the listing requirements.

On September 25, 1997 the Company received notice from the Nasdaq Review Committee that it has elected to review the decision of the Panel. The Review
Committee will consider whether the Company can maintain long term compliance with the new Nasdaq listing requirements. Currently, the Company does not meet the new Net Tangible Asset requirement of $2,000,000 and is in the process of submitting a plan to the Nasdaq Review Committee on how it plans to meet the new continued listing requirements that go into effect on February 22, 1998. The Company anticipates it will need to raise additional capital to comply with the new rules.

If the Review Committee does not approve the Company's plan or if the Company is not successful in meeting the new Nasdaq listing requirements by February 22, 1998, the Company's common stock will on longer be listed on the Nasdaq SmallCap Market. If the Company's common stock is delisted, the Company's common stock will be subject to certain rules of the Securities and Exchange Commission relating to "penny stocks" (the "Penny Stock Rules"). Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability of purchasers and broker-dealers to sell the stock in the open market.

The Company anticipates it will be in full compliance with the new Nasdaq SmallCap listing requirements prior to February 22, 1998, however, there is no assurance the Company will be successful in meeting the new Nasdaq requirements. If the Company is unsuccessful in meeting the new listing requirements by February 22, 1998, or the Review Committee rejects the Company's plan for meeting the listing requirements, the Company's common stock will be delisted from the Nasdaq SmallCap Market.

PART II  Other Information

Item 1.  Legal Proceedings

On March 8, 1996, Don Lomax, a former employee of the Company, filed suit against the Company in Hennepin County District Court for the State of Minnesota. The suit alleges breach of an unsigned employment agreement between Mr. Lomax and the Company. The terms of the unsigned agreement provide for the annual payment of salary and for the issuance of a certain number of shares of Company Common Stock to Mr. Lomax upon the execution of such instrument. Mr. Lomax is seeking specific performance of the terms of the unsigned agreement. The Company has retained legal counsel with respect to such suit and believes the suit is without merit.

Items 2. through 4.  Not Applicable

Items 5. Other Matters - Management Changes. The Company's Board of Directors determined in 1997 that management changes were necessary to improve the Company's performance. On June 23, 1997, Nicholas Bluhm resigned as the Company's President and Chief Executive Officer and on October 7, 1997 he resigned from the Company's Board. The Board retained a search firm to identify qualified candidates for the position of President and Chief Executive Officer of the Company. On August 4, 1997, the Board named Paul Lidsky its President and Chief Executive Officer and a member of the Company's Board. Mr. Lidsky started on September 2, 1997.

Before joining OneLink, Mr. Lidsky served as Executive Vice-President, Strategy and Business Development for Norstan, Inc., a nationwide integrator of voice, video and data solutions for medium and large businesses. Mr. Lidsky's responsibilities included: (i) the ongoing development, implementation and communication of Norstan's strategy; (ii) identification of acquisition targets and leadership of an acquisition team; (iii) investor relations; and (iv) creation of new business units. Prior to becoming Executive Vice President of Norstan, Mr. Lidsky had operating responsibility for significant business units of Norstan including improving the operations of under-performing businesses.

Since assuming the duties of President, Mr. Lidsky has evaluated the Company's strategy and each of the Company's business units to determine the viability of each unit with respect to the Company's overall strategy and has determined that it was in the Company's best interest to exit the access card business. The business did not fit with OneLink's strategy and direction, nor did it compliment the Company's core strengths or current customer base. Financial projections for the business through 1999 showed little potential for profitability and significant negative cash flow, which would threaten other more strategic lines of business. As a result of this decision, OneLink Communications has taken a one time write-off of approximately $500,000 in the third quarter of 1997.


Item 6. Exhibits and Reports on Form 8-K
        (a)    Exhibits
               11. Computation of Earnings Per Common Share
               27.  Financial Data Schedule
        (b)    Reports on Form 8-K
               1.)On  September  5,  1997,  the  Company  filed  pro  forma financial statements as of July 31, 1997 on Form 8-K to reflect additional capital raised.
               2.)On  September  15,  1997,  the  Company  filed  pro  forma financial statements as of July 31, 1997 on Form 8-K to reflect additional capital raised.

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

                                        ONELINK COMMUNICATIONS, INC.
                                        (Registrant)


Date: November 7, 1997                  BY: /s/ Paul Lidsky
                                            Chief Executive Officer

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