Form 10QSB/A
period 1997-09-30
ONELINK COMMUNICATIONS INC
filed 1998-01-22
CIK 891389

Securities & Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB/A(1)



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

                          OneLink Communications, Inc.
                                   Form 10-QSB/A(1)
                        Quarter Ended September 30, 1997




     The Company has learned that documents it filed via Edgar prior to November 15, 1997, are listed in the Edgar database under the Company's previous name of MarketLink, Inc. The Company is filing this amended Form 10-QSB solely for the purpose of better enabling persons searching the Edgar database under the name of "OneLink" to access the Form 10-QSB originally filed November 12, 1997. The Company has made no attempt to update the information contained in the initial Form 10-QSB originally filed November 12, 1997.



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

                                        ONELINK COMMUNICATIONS, INC.
                                        (Registrant)


Date: January 22, 1998                  BY:
                                            Chief Executive Officer

                                        BY:
                                            Chief Financial Officer

                                  Exhibit Index

                          OneLink Communications, Inc.
                                   Form 10-QSB/A(1)


Exhibit Number    Description

      11          Computation of Earnings Per Common Share
      27          Financial Data Schedule (filed only in electronic format)