Form 10KSB
period 1997-12-31
ONELINK COMMUNICATIONS INC
filed 1998-03-31
CIK 891389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997.

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

                          Common Stock, Par Value $.01

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No.____

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Company's revenues for the fiscal year ended December 31, 1997 totaled $ 2,296,335.

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 17, 1998 was approximately $4,143,100 based on the closing bid price of the Registrant's Common Stock on such date. The number of shares outstanding of the registrant's $.01 par value common stock, as of March 17, 1998 was 4,991,696.

Transitional Small Business Issuer Format (Check One):

                                Yes ____ No _X__

                       Documents Incorporated By Reference

     Portions of the registrant's Proxy Statement for its May 22, 1998 Annual Meeting, which will be filed by April 22, 1998, are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

                          ONELINK COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I

      ITEM       1.  Description of Business............................

      ITEM       2.  Description of Properties..........................

      ITEM       3.  Legal Proceedings..................................

      ITEM       4.  Submission of Matters to a Vote of Security
                     Holders............................................

PART II

      ITEM       5.  Market for Registrant's Common Stock and Related
                     Stockholder Matters................................

      ITEM       6.  Management's Discussion and Analysis of Results of
                     Operations and Financial Condition..................

      ITEM       7.  Financial Statements and Supplementary Data.........

      ITEM       8.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.................

PART III

      ITEM       9.  Directors and Executive Officers of the
                     Registrant..........................................

      ITEM      10.  Executive Compensation..............................

      ITEM      11.  Security Ownership of Certain Beneficial Owners and
                     Management..........................................

      ITEM      12.  Certain Relationships and Related Transactions......

PART IV

      ITEM      13.  Exhibits and Reports on Form 8-K....................

Consolidated Financial Statement.........................................

                                     PART I

Item 1.    Description of Business

General

OneLink Communications, Inc. (the "Company" or "OneLink"), was incorporated in Minnesota in June, 1990. The Company specializes in transforming raw telecommunications data into reports, containing information pertaining to caller location, frequency of calls, unanswered calls, busy calls, etc, referred to in the industry as "business intelligence" that enables management to make better informed and more accurate decisions. The company markets its TeleSmartTM Data Services solutions to telecommunications providers who provide these services to their customers as value-added enhancements to strengthen customer relationships and increase customer satisfaction, loyalty and retention.

Historically, the Company has focused on the design, development and operation of interactive voice response (IVR) systems. OneLink's IVR systems facilitate caller information transactions by collecting and distributing information, creating customer databases and accessing location-specific services by telephone on a fully automated basis. OneLink provides IVR services using equipment and application software located at customer locations or available nationally through 800 access at the Company headquarters in Minnesota. The
Company is shifting its focus away from the deployment of interactive technologies and solutions and is focusing on becoming a management reporting and business intelligence partner for telephone companies.

Products and Services

The Company provides a wide range of business intelligence services using its in-house data processing facilities and expertise. The Company also offers professional services aimed at supporting the consulting, development and implementation needs of its customers.

TeleSmartTM Data Services
OneLink's TeleSmartTM service transforms raw telecommunications data into visual business intelligence by converting the data into tabular, graphic and geographic formats that can be easily interpreted by business managers. OneLink's data processing and database expertise and its proprietary use of Geographic Information Service (GIS) methodology enables OneLink to track caller information and assemble it into coherent reports. These reports strengthen a customer's insight into their customer base and creates market intelligence. GIS technology is being used increasingly by businesses to provide information needed to shape decisions and to translate large amounts of tabular information into easy-to-read graphic formats.

The Company is attempting to expand its TeleSmartTM Data Services within the telecommunications industry by offering enhanced reporting and mapping services for business analysis and marketing purposes. The Company has developed these new TeleSmartTM products and services with the intention of focusing its sales efforts on the Regional Bell Operating Centers (RBOCs), new Local Access Carriers, existing InterExchange Carriers and the Teleservices Industry.

Call Graphics Software
Specifically created for the Company's TeleSmartTM Data Services customers, this software allows for the easy customization of enhanced call management reports at the desktop. This capability gives TeleSmartTM customers the opportunity to fine-tune the reports they receive to meet specific business intelligence needs.

Interactive Information Services
OneLink's interactive information services are designed for a wide range of corporate applications. The OneLink interactive information services offer fully automated solutions to customers whose activities include dispensing, receiving and managing information. The basic system permits easy modular configuration to serve specific tasks. The Company provides these services to businesses in the media, finance and retail industries.


Single Number Service
OneLink's Single Number Service (SNS) systems and services are designed to serve companies, that have multiple locations within a local calling metropolitan area. SNS immediately routes customer calls, on the basis of the caller's location, to a company's location closest to the point where the call originated. The Company provides this service by creating a geographic routing database which resides in the local telephone switches of many Regional Bell Operating Companies (RBOCs). The Company also has equipment and geographic routing database software located at customer locations to provide this service.


Industry Background

The Telecom Act of 1996 gave rise to an increasing level of competition for local access between the established Regional Bell Operating Companies, the Independent Telephone Companies and Competitive Local Exchange Carriers. This competition has caused incumbent phone companies to increase focus on customer loyalty and retention through the offering of enhanced services and away from a price-only customer retention strategy.

Often telephone companies do not have the expertise, manpower or time to market, develop and implement enhanced services like call management reports and end user software. The need to offer these enhanced services quickly has created the opportunity for small, fast moving companies to provide products and services needed to assist in the retention and expansion of customer bases.

Interactive computer telephony, including IVR systems, has become a major component in providing both product and service differentiation within the telecommunications industry. However, these products are increasingly viewed and priced as commodity products with the only real value placed on the application development. There are many sources of interactive technology and solutions which also leads to competition and price sensitivity. Because of this, OneLink's management has decided to focus more of its resources on the development of its TeleSmartTM products for the foreseeable future.


Systems Design

The Company's systems are designed using an open architecture for maximum flexibility with respect to the adoption of new modular applications, customization of specific applications and incorporation of new technology. The systems are an integration of proprietary software with products from a variety of leading outside software vendors. Each system is designed around a basic modular architecture and an interactive database module. The Company's systems primarily use industrial grade micro computer hardware supplied by various manufacturers. All OneLink applications utilize NT and UNIX operating system software in order to manage the complex requirements of new services and increasing call volumes and to readily allow user specific customization.


Sales and Marketing

The Company's primary sales and marketing strategy focuses on providing enhanced management reporting and business intelligence services to telephone companies. The Company sells its products directly though its own sales force and indirectly through business alliances. OneLink sales representatives attend trade shows likely to attract users of its products, advertises in publications tailored to businesses having the potential to use the Company's products and, in addition, uses direct mailing, telephone and personal contact to reach its markets.

Primary Customers

During 1997, the Company's revenues totaled $2,296,335. Revenue from US WEST Communications, Inc., primarily for the development and implementation of OneLink's TeleSmartTM product, accounted for approximately $793,500 or 35% of total revenue. The Company's next four largest customers accounted for combined revenues of approximately $541,250 or 23.6% of total revenues.

Competition

The Company is not aware of any current competitor who provides a product or service materially similar to TeleSmartTM Data Services or Call Graphics Software. Some RBOCs have previously offered segments of management reports that are similar to those created by the Company's TeleSmartTM Data Services but prior to OneLink's entry into the field, none appear to have offered a complete package of reports and end user software specifically aimed at capturing incoming caller information. Companies with significant financial resources, application development expertise and telecommunications experience may attempt to duplicate OneLink's products and services in this area. However, the Company believes time to market is a key success factor and at this time, the Company believes they are first to market with these products.

The Company's interactive voice response systems and services represent a rapidly evolving market with competition from many companies pursuing the development of competing interactive computer telephony systems. Most of the Company's competitors have substantially greater capital resources, research and development staffs and facilities, and greater experience in the production and marketing of products than the Company, and as such, may represent significant long-term competition for the Company

Regulatory Environment

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

Research and Development

During the years ended December 31, 1997, 1996 and 1995, the Company spent approximately $349,046, $367,792, and $567,000, respectively, on research and development. The Company's research and development expenses for 1995 through 1997 were incurred in connection with the conversion of its systems from DOS to a UNIX based environment, development and upgrading of its broadcast and on-demand fax technology and enhancing its edit station. The 1995 research and development expenses also included Geographic Information System mapping capabilities.

Employees

As of December 31, 1997 the Company had 19 employees, including 2 in sales positions, 6 in administration and finance, 5 in customer and system support, 3 in product research and development and 3 in Geographic Information Systems. The Company has a relationship with two independent contractors and may, from time-to-time, use other outside contractors for specific projects. The Company believes its relations with its employees are good. None of the Company's employees are represented by a labor union.

Year 2000 Review

During the fourth quarter 1997, the Company conducted a review of its operations and systems to identify the impact of the so-called Year 2000 issue. The Year 2000 issue, which is common to many corporations concerns the inability of information systems, primarily computer hardware and computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches. The review of the Company's operations indicated that the software created by the Company and the software and hardware used by the Company will not require Year 2000 modifications. The Company currently is not aware of a situation where any of its vendors will experience Year 2000 problems that will have a material effect on the Company. The Company does not anticipate incurring material expenses relating to the Year 2000 issue.

Item 2.    Property

The Company leases approximately 10,750 square feet of commercial office and warehouse space for $11,074.25 per month plus utilities at 10340 Viking Drive, Suite 150, Eden Prairie, Minnesota 55344 under a lease which will terminate on June 30, 1998. The Company is currently evaluating its option regarding renewal of its current lease or moving to new facilities within the Southwest region of the Minneapolis suburbs.

Item 3.    Legal Proceedings

On March 8, 1996, Don Lomax, a former employee, filed suit against the Company alleging breach of an unsigned employment contract. Mr. Lomax sought specific performance of the terms of the instrument. The Company denied Mr. Lomax's claim and counterclaimed for breaches of a non-compete agreement. On March 18, 1998 this suit was settled outside of court with the Company agreeing to pay Mr. Lomax $20,000.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the Company's fourth quarter.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

In 1997, the Company's Common Stock was traded in the over-the-counter market with prices quoted on the Nasdaq SmallCap Market under the symbol "ONEL". On February 26, 1998, the Company's Common Stock was delisted from the Nasdaq SmallCap Market for failure to meet the new net tangible asset rules that went info effect on February 23, 1998. The Company's Common Stock is currently traded in the over-the-counter market with prices quoted on the OTC Bulletin Board under the symbol "ONEL".

The following table sets forth the high and low bid prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                                         Year Ending December 31, 1997
                                         High                     Low
         First Quarter                 $ 2.375               $  1.0000
         Second Quarter                  2.750                  1.5000
         Third Quarter                   1.750                  1.1875
         Fourth Quarter                  2.625                  1.0000


                                         Year Ending December 31, 1996
                                         High                     Low
         First Quarter                 $ 4.125                 $ 1.875
         Second Quarter                  3.500                   2.000
         Third Quarter                   2.391                   1.375
         Fourth Quarter                  2.750                   1.750

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The approximate number of holders of record of the Common Stock as of March 17, 1998 was 900.

The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

In the first quarter of 1997, the Company issued 22,865 shares of Common Stock, at $.66 per share, to a holder of an outstanding warrant upon the holder's exercise of such warrant. This was a non-cash transaction. The holder of the warrants originally had 35,035 warrants. The calculation of 22,865 shares was based on the fair market value of $1.90 per share.

In the third quarter of 1997, the Company raised $2,000,000 through a private placement of Units ( the "Units"). Each Unit consisted of 50,000 shares of the Company's common stock and warrants to purchase an additional 50,000 shares of common stock. The Units were offered pursuant to Section 4(2) of the Securities Act of 1933, as amended and were made only to "Accredited Investors" as defined by Rule 501 of Regulation D promulgated under the Securities Act and Laws.

In the fourth quarter of 1997, the Company issued 25,000 shares of Common Stock, at $.01 per share, to a holder of an outstanding warrant upon the holder's exercise of such warrant. The Company relied on Section 4(2) of the Securities Act of 1933, as amended.


Item 6.    Management's Discussion and Analysis

Results of Operations

The following table sets forth, for the periods indicated, certain Statements of Operations data as a percentage of revenues.


                                                                    For Twelve Months Ended December 31
                                                                 1997               1996              1995
                                                                 ----               ----              ----
        Revenues                                               100.0%             100.0%            100.0%
        Cost of revenues                                        57.3%              50.2%             57.0%
        Gross Profit                                            42.7%              49.8%             43.0%
        Research & development expenses                         15.2%              33.5%             82.0%
        Selling expenses                                        21.2%              33.3%             20.0%
        General & administrative expenses                       87.8%             147.5%            114.9%
        Goodwill                                                25.8%               4.9%              0.0%
        Total operating expenses                               150.1%             219.2%            216.8%
        Interest & other income/(expense)                      (1.8%)             (3.3%)             23.9%
        Net Income                                           (109.2%)           (172.6%)          (149.9%)

                        Year Ended December 31, 1997 Compared to Year Ended December 31, 1996



Revenues
The Company's revenues for the period ending December 31, 1997 were $2,296,335, an increase of $1,197,205 or 108.9% compared to the same period ended December 31, 1996. The Company recognized approximately $770,000 in revenue related to its new product, TeleSmartTM services. Revenues from the Company's IVR business line increased approximately $400,000 with a majority of the increase coming from its services in the media and finance industry. Revenues from the Company's Mapping Services increased by approximately $39,000.

Cost of Revenues and Gross Profit
The Company's cost of revenues for the period ending December 31, 1997 was $1,315,557 compared to $551,393 for the same period in 1996, an increase of $764,164, or 138.6%. A large portion of the increase, approximately $584,000, is related to the development cost of the Company's new TeleSmartTM services. Cost of revenues for the Company's IVR business increased approximately $180,000 and were primarily related to the media and finance industry. The gross profit of $980,778 for the twelve month period ended December 31, 1997, is an increase of 79.1% over the previous year. Gross profit, as a percentage of revenues was 42.7% compared to 49.8% for the same period in 1996. The decrease in the Company's gross profit margin is attributable to the start-up phase of the Company's TeleSmartTM services.

Research and Development Costs
Research and development expenses decreased $18,746 in 1997 to $349,046 compared to $367,792 in 1996.

Selling Costs
For the year ended December 31, 1997, selling expenses increased $121,332 to $487,567 compared to $366,235 for the same period in 1996, an increase of 33.1%. This increase was primarily due to increased sales personnel in the first three quarters of 1997.

General and Administrative Costs
The Company's general and administrative expenses for the year ended December 31, 1997 were $2,016,759 compared to $1,620,890 for the same period in 1996, an increase of $395,869 or 24.4%. Several one time events contributed to the increase including: personnel search costs of approximately $117,000 for a new President and for a Vice President of Sales and Marketing, consulting costs of approximately $71,000 for an interim Chief Operating Officer, and the write-down of liabilities and obsolete assets of approximately $92,000. In addition, the Company's salary and benefit expense grew approximately $110,000 related to increased personnel.

Goodwill
The Company's goodwill amortization for the period ended December 31, 1997 was $592,542 compared to $53,909 for the same period in 1996, an increase of $538,633. In 1997, the Company amortized and wrote-down all remaining goodwill related to the Company's acquisition of Provident Worldwide Communications. The asset of goodwill was determined to have been impaired because of the losses related to Provident and its inability to generate future operating income without substantial sales volume increase.

Other Income and Expense
Interest income for the year ended December 31, 1997 was $34,091 compared to $94,295 for the same period in 1996. The decrease is due to the reduction of interest bearing deposits throughout 1997. Interest expense for the year ended December 31, 1997 was $77,452 compared to $16,193 for the same period in 1996. The increase is primarily due to warrants issued in connection with the bridge loans needed to fund the Company until a private placement of common stock could be completed in September of 1997. Non-interest income and expense netted to income of $1,622 in 1997 compared to expense of $114,414 in 1996. Included in the balance for 1996 are expenses of approximately $99,000 related to an aborted acquisition in 1996.

Net Loss
The Company incurred a net loss of $2,506,875 for the year ended December 31, 1997 compared to a net loss of $1,897,401 for the prior year. This in an increase of $609,474 or 32.1%.


      Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Revenues
The Company's revenues for the period ending December 31, 1996 were $1,099,000, an increase of $395,000 or 56.1% compared to the same period ended December 31, 1995. The Company recognized approximately $172,000 in revenue from the Company's Single Number Service product in 1996, compared to approximately $376,000 for 1995. This represents a decrease of $204,000, or 54.3%. The decrease was due partially to sales of Single Number Service systems in the second and third quarters of 1995 and no comparable sales in 1996. In 1996, the Company received approximately $274,000 in revenue from operating leases between OneLink and various newspaper publishing companies, up from $137,000 in 1995, an increase of 100.0%. Revenues from the Geographic Information Systems (GIS) products were $168,000 in 1996 compared to $34,000 in 1995, an increase of $134,000 or 394%. Revenues from the sale of telephone access cards were $220,000 for the five months ended December 31, 1996. There were no telephone access card sales in 1995.

Cost of Revenues and Gross Profit
The Company's cost of revenues increased approximately $150,000, or 37.5% in the year ended December 31, 1996 when compared to the same period in 1995. A large portion of the increase was due to the telephone access card business which had costs of $101,000. The gross profit of $548,000 for the twelve month period ended December 31, 1996, is an increase of 80.7% over the same period in 1995. Gross profit, as a percentage of revenues was 49.8% compared to 43.0% for the same period in 1995.

Selling Costs
For the year ended December 31, 1996, selling expenses were $366,235 compared to $140,799 for the same period in 1995, an increase of 161%. The increase of $225,436 was due to an increase in sales staff and the operating costs associated with the acquired telephone access card business.

General and Administrative Costs
General and administrative expenses for the year ended December 31, 1996 increased $812,149 or 100.4% to $1,620,890 compared to $808,741 for the same period in 1995. The Company had increased costs related to legal fees, severance payments, printing and advertising. The expenses related to Geographic Information Systems were included in the general and administrative costs in 1996 while they were included in research and development for 1995.

Research and Development Costs
Research and development expenses decreased approximately $199,000 in 1996 to $367,792 compared to $566,900 in 1995. During 1996, the expenses related to the development and operations of its Geographic Information Systems mapping capabilities were included in the general and administrative costs as stated above. The remainder of the decrease was due to a decrease in the research and development staff and expenses in other development areas as the number of new systems under development declined during the middle of 1996.

Goodwill
In August of 1996, the Company acquired Provident Worldwide Communications through the issuance of stock options and assumption of liabilities. The excess purchase price over fair value of net assets acquired was $645,451 and was recorded as goodwill. The Company amortized goodwill using the straight-line method over five years and recorded goodwill amortization of $53,909 in 1996.

Other Income and Expense
For the year ended December 31, 1995 the Company incurred interest expense of $86,293, primarily due to outstanding notes for Bridge Loans used to fund the Company until an initial public offering of its common stock could be completed. Subsequent to the initial public offering, completed April 27, 1995, the Bridge Loans were repaid and excess proceeds were invested in interest bearing instruments. Interest expense for the year ended December 31, 1996 was $16,193, related to interest on notes payable and equipment leases. Interest income for the year ended December 31, 1996 was $94,295 compared to $122,074 for the same period in 1995. The decrease was due to the reduction of interest bearing deposits in 1996. Non-interest income and expense netted to expense of $103,414 in 1996 compared to income of $132,542 in 1995. Included in those balances were expenses of approximately $99,000 related to an aborted acquisition in 1996, compared to a write-off of approximately $125,000 of liabilities related to the Company's N11 services in 1995.

Net Loss
The Company incurred a net loss of $1,897,401 for the year ended December 31, 1996 compared to a net loss of $1,055,208 for the year ended 1995. This in an increase of approximately $842,000 or 79.8%.

Liquidity and Capital Resources

The Company had positive working capital of $79,775 and $677,158 at December 31, 1996 and December 31, 1997, respectively. During 1997, cash used in operations was $1,142,506 primarily resulting from a net loss of $2,506,875, offset by depreciation of $317,931, goodwill amortization of $592,542, services and interest paid by issuing warrants valued at $221,983, write-down of assets and liabilities of $56,154 and a change in working capital of $175,760. Cash used in 1997 for investing activities was $340,757 for the purchase of property and equipment. An additional $1,836,581 was provided in financing activities primarily related to the $2,000,0000 private placement closed in September of 1997. If the Company continues to incur losses and use cash at the rate established in the year ended December 31, 1997, the Company will need additional financing by the end of the fourth quarter of 1998 in order to continue operations.

The Company has reviewed its strategy and multiple lines of business to determine the best course of action to stem ongoing losses and generate increased revenues. As a result of the review, the Company has exited or scaled back its operations in lines of businesses that could not contribute a profitable cash flow and has elected to focus on providing enhanced management reporting services to the telecommunication industry. The Company's TeleSmartTM Data Services and Call Graphics Software combines raw telecommunications data with geographic information service technology to produce enhanced caller reporting for business analysis and marketing purposes. The Company will market the new TeleSmartTM products and services to the Regional Bell Operating Companies, new Local Access Carriers, existing InterExchange Carriers and the Teleservices Industry.

Management believes that revenues to be generated from operations combined with the proceeds from the 1997 private placement will be sufficient to support the Company's working capital needs for the foreseeable future, assuming the Company is able to generate sufficient revenues and control expenses during fiscal year 1998. As a result, the Company's ability to meet its working capital requirements in fiscal year 1998 will depend upon: (i) generating sales which exceed the Company's fiscal 1997 sales; and (ii) avoiding any significant increase in expenses. Failure to meet these projections will have a material effect on the Company's ability to continue its business. Should the Company seek additional financing, there is no assurance that additional capital will be available to the Company on acceptable terms or at all. In order to obtain additional capital, the Company may issue equity securities at a price that would result in dilution to existing shareholders.

Forward Looking Statements

This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements included herein that address activities, events or developments that OneLink expects, believes or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include general economic conditions, changes in interest rates, increased competition in the Company's market area, increased regulation of the telecommunications industry generally.

Item 7.    Financial Statements

                         Report of Independent Auditors

To the Shareholders
OneLink Communications, Inc.

We have audited the accompanying consolidated balance sheets of OneLink Communications, Inc. (formerly MarketLink, Inc.) as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OneLink Communications, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 14 to the financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern without obtaining additional capital. Management's plans as to these matters are also described in Note 14. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ Ernst & Young, L.L.P.
Minneapolis, Minnesota
February 27, 1998


OneLink Communications, Inc.
Consolidated Balance Sheets

                                                                                   December 31
                                                                             1997              1996
                                                                       ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                 $1,074,556      $   709,026
   Trade accounts receivable, net of allowance for doubtful accounts of $10,000 and $60,000 in 1997 and 1996, respectively
                                                                                136,802          114,601
   Minimum lease payments receivable                                             17,100           34,200
   Computer parts and supplies, net of reserve for obsolescence of
     $12,000 in 1996                                                              4,032           40,969
   Prepaid expenses                                                              39,655           40,254
                                                                       ------------------------------------
Total current assets                                                          1,272,145          939,050

Property and equipment:
   Furniture and equipment                                                      785,696          951,848
   Equipment leased to others                                                   273,607          315,745
                                                                       ------------------------------------
                                                                              1,059,303        1,267,593
   Accumulated depreciation                                                    (508,975)        (563,054)
                                                                       ------------------------------------
                                                                                550,328          704,539



Other assets:
   Investment in sales type leases                                                    -           17,100
   Deposits                                                                      35,311          285,885
   Goodwill, net of amortization of $53,909 in 1996                                   -          592,542
                                                                       ------------------------------------
Total other assets                                                               35,311          895,527

                                                                       ------------------------------------
Total assets                                                                 $1,857,784       $2,539,116
                                                                       ====================================

Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                        $     74,125      $   239,277
   Current maturities of long-term debt                                          33,773           69,206
   Accrued expenses                                                             343,366          312,437
   Customer deposits                                                                  -          197,175
   Deferred revenue                                                             143,723           41,180
                                                                       ------------------------------------
Total current liabilities                                                       594,987          859,275

Unearned lease income                                                               313            4,469
Long-term debt, net of current maturities                                         5,735           52,689

Shareholders' equity:
   Common Stock, par value $.01 per share:
     Authorized shares--1997-50,000,000 and
       1996-10,000,000
     Issued and outstanding shares:
       1997--4,991,696 and 1996--2,943,831                                       49,917           29,438
   Additional paid-in capital                                                 8,467,125        6,346,663
   Accumulated deficit                                                       (7,260,293)      (4,753,418)
                                                                       ------------------------------------
Total shareholders' equity                                                    1,256,749        1,622,683

                                                                       ------------------------------------
Total liabilities and shareholders' equity                                   $1,857,784       $2,539,116
                                                                       ====================================
See accompanying notes.


OneLink Communications, Inc.
Consolidated Statements of Operations
                                                                              Year ended December 31
                                                                               1997             1996
                                                                        ------------------------------------

     Revenues                                                                 $2,296,335        $1,099,130
     Cost of revenues                                                          1,315,557           551,393
                                                                        ------------------------------------
     Gross profit                                                                980,778           547,737

     Operating expenses:
        Selling                                                                  487,567           366,235
        Research and development                                                 349,046           367,792
        General and administrative                                             2,016,759         1,620,890
        Goodwill amortization and writedown                                      592,542            53,909
                                                                        ------------------------------------



     Total operating expenses                                                  3,445,914         2,408,826
                                                                        ------------------------------------
     Operating loss                                                           (2,465,136)       (1,861,089)

     Other income (expense):
        Interest income                                                           34,091            94,295
        Interest expense                                                         (77,452)          (16,193)
        Other income and expense                                                   1,622          (114,414)
                                                                        ====================================
     Net loss                                                                $(2,506,875)      $(1,897,401)
                                                                        ====================================

     Net loss per common share:
        Basic and diluted                                                        $(.71)           $(.65)

     Weighted average number of shares outstanding:
        Basic and diluted                                                      3,549,401         2,940,439

     See accompanying notes.



OneLink Communications, Inc.
Consolidated Statement of Shareholders' Equity



                                                           Common Stock         Additional                      Total
                                                    ---------------------------  Paid-In      Accumulated   Shareholders'
                                                       Shares       Amount       Capital        Deficit         Equity
                                                    ------------------------------------------------------------------------
Balance at December 31, 1995                           2,931,414     $29,314     $6,081,148    $(2,856,017)    $3,254,445
   Issuance of stock options in connection with
     purchase of Provident on August 2, 1996                   -           -        265,645              -        265,645
   Exercise of stock warrants                             12,417         124           (130)             -             (6)
   Net loss                                                    -           -              -     (1,897,401)    (1,897,401)
                                                    ------------------------------------------------------------------------
Balance at December 31, 1996                           2,943,831      29,438      6,346,663     (4,753,418)     1,622,683
   Private placement net of expenses of $81,282        2,000,000      20,000      1,898,708              -      1,918,708
   Exercise of stock warrants                             47,865         479           (229)             -            250
   Issuance of warrants for service                            -           -        167,383              -        167,383
   Issuance of warrants in connection with
     bridge financing                                          -           -         54,600              -         54,600
   Net loss                                                    -           -              -     (2,506,875)    (2,506,875)
                                                    -----------------------------------------------------------------------
Balance at December 31, 1997                           4,991,696     $49,917     $8,467,125    $(7,260,293)    $1,256,749
                                                    ========================================================================

See accompanying notes.


OneLink Communications, Inc.
Statements of Cash Flows


                                                                             Year ended December 31
                                                                             1997              1996
                                                                       ------------------------------------
Operating activities
Net loss                                                                   $(2,506,875)     $(1,897,401)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                              317,931          270,449
     Amortization and write-down of goodwill                                   592,542           53,909
     Write-down of assets                                                      164,816                -
     Write-off of accounts payable                                            (108,662)         (11,000)
     Warrants issued for bridge financing                                       54,600                -
     Warrants issued for services                                              167,383                -
     Net gain on sale of property and equipment                                 12,221           (5,320)
     Changes in operating assets and liabilities:
       Trade accounts receivable                                               (22,201)             (11)
       Minimum lease payments receivable                                        17,100                -
       Computer parts and supplies                                              36,937           82,681
       Prepaid expenses and deposits                                           251,173         (251,204)
       Investment in sales type leases                                          12,944           25,883
       Accounts payable and accrued expenses                                   (25,561)         173,776
       Customer deposits                                                      (197,175)         197,175
       Deferred revenue                                                        102,543          (40,839)
                                                                       ------------------------------------
Net cash used in operating activities                                       (1,130,284)      (1,401,902)

Investing activities
Purchases of property and equipment                                           (376,257)        (373,762)
Sale of equipment                                                               35,500           79,484
                                                                       ------------------------------------
Net cash used in investing activities                                         (340,757)        (294,278)

Financing activities
Net proceeds from short-term debt                                              350,000            7,537
Payments on short-term and long-term notes payable                             (82,387)        (323,102)
Proceeds from issuance of common stock                                       1,568,708                -
Proceeds from warrants exercised                                                   250                -
                                                                       ------------------------------------
Net cash provided by (used in) financing activities                          1,836,571         (315,565)
                                                                       ------------------------------------

Increase (decrease) in cash and cash equivalents                               365,530       (2,011,745)
Cash and cash equivalents at beginning of year                                 709,026        2,720,771
                                                                       ------------------------------------
Cash and cash equivalents at end of year                                    $1,074,556     $    709,026
                                                                       ====================================
Supplemental Cash Flow Information
Issuance of stock options in connection with Provident acquisition     $              -     $   265,645
Conversion of short-term debt into common stock                                350,000                -
Liabilities assumed in purchase of Provident                                         -          380,806

See accompanying notes.


OneLink Communications, Inc.
Notes to Consolidated Financial Statements

1. Description of Business
OneLink Communications, Inc. (the "Company" or "OneLink"), was incorporated in Minnesota in June, 1990. The Company specializes in transforming raw telecommunications data into reports, containing information pertaining to caller location, frequency of calls, unanswered calls, busy calls, etc. referred in the industry to "business intelligence" that enables management to make better informed and more accurate decisions. The Company markets its TeleSmart(TM) Data Services solutions to telecommunications providers who provide these services to their customers as value-added enhancements to strengthen customer relationships and increase customer satisfaction, loyalty and retention.

Historically, the Company has focused on the design, development and operation of interactive voice response (IVR) systems. OneLink's IVR systems facilitate caller information transactions by collecting and distributing information, creating customer databases and accessing location-specific services by telephone on a fully automated basis. OneLink provides IVR services using equipment and application software located at customer locations or available nationally through 800 access at the Company headquarters in Minnesota. The
Company is shifting its focus away from the deployment of interactive technologies and solutions and is focusing on becoming a management reporting and business intelligence partner for telephone companies.

2. Summary of Accounting Policies

Consolidated Financial Statements
The financial  statements include the accounts of OneLink  Communications,  Inc.
and its wholly-owned subsidiary, Provident Worldwide Communications, Inc. ("Provident"). All references to the Company in these financial statements relate to the consolidated entity. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition
Revenue for operating leases and services is recognized at the end of each month in which service is provided. Revenue for product sales is recorded upon shipment. Revenue on certain contracts may require revenue recognition under contract accounting rules, whereby revenue is recognized on a percentage completion basis.

Deferred revenue consists of amounts paid by customers for future services. Deferred revenues are recognized on a straight-line basis over the period of the service agreement or upon completion of the contract.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

Stock-Based Compensation
The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has adopted the disclosure only provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Accordingly, the Company has made pro forma disclosures of what net loss and net loss per share would have been had the provisions of Statement 123 been applied to the Company's stock options.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents, which are available-for-sale, approximates market value.

Computer Parts and Supplies
Computer parts and supplies are valued at the lower of cost, first-in, first-out
(FIFO) method, or market.

Property and Equipment
Property and equipment is stated at cost. Depreciation and amortization expense is recognized on the straight-line basis over a three to five year life. Equipment leased to others is depreciated over the life of the lease.

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

Net Loss Per Share
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Impairment of Long-Lived Assets
The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Goodwill
Goodwill represented the excess of cost over the fair value of Provident net assets acquired and was amortized on a straight-line basis over 5 years (see
Note 3).

Reclassifications
Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3. Acquisition/Disposal

On August 2, 1996, the Company acquired the business and substantially all of the assets of Provident Worldwide Communications, Inc. (Provident) through the issuance of 230,000 options valued at $265,645 and the assumption of $380,806 in net liabilities.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the cost was allocated to the assets based on their fair value at the date of acquisition. The excess of purchase price over fair value of the net assets acquired was $646,451 and was allocated to goodwill. In September 1997, the Company recorded a goodwill write-down of $510,696. The write-down eliminates all remaining goodwill of the Company related to the acquisition of Provident. The value of goodwill was determined to have been impaired because of the losses related to Provident and its inability to generate future operating income without substantial sales volume increases. Prior to September, goodwill was amortized using the straight-line method over five years. The Company then sold the remaining assets of the access card operations. The assets sold for approximately $35,500. The total effect of the write-down of goodwill and the sale of the assets resulted in a loss of approximately $500,000. The Company's consolidated statements of operations include the operating results of Provident from the date of purchase through the date of disposal. The pro forma impact of the Provident acquisition is immaterial to the Company's 1996 results of operations.

4. Other Accrued Liabilities

At December 31, 1995, the Company reclassified $244,544 from accounts payable. The majority of this represented liabilities related to the pursuit of the N11 application in Atlanta, Georgia in 1993 and 1994. The Company ceased pursuit of this market during 1995. Of the $244,544 balance, $108,662, $11,000 and $124,882 were written off in 1997, 1996 and 1995, respectively, as services were not received or implemented. The write-offs were included in general and administrative expenses.

5. Capital and Operating Leases

The Company accounts for certain leases of systems meeting specified criteria as sales-type leases. Future minimum lease payments to be received are as follows at December 31, 1997:

      1998                                                     $17,100
      Unearned lease income                                       (313)
                                                         ------------------
                                                               $16,787
                                                         ==================

The Company is a lessor of data systems under operating leases expiring in various years through 2000. The Company also has a number of ongoing leases with customers that are currently on a month-to-month basis. At December 31, 1997, minimum future rentals to be received from non-cancelable leases with initial terms in excess of one year are as follows:

      1998                                                       $367,400
      1999                                                        147,700
      2000                                                        116,533
                                                           ------------------
      Total                                                      $631,633
                                                           ==================

At December 31, 1997 and 1996, accumulated depreciation on equipment leased to others was $231,749 and $210,745, respectively.

6. Long-Term Debt

Long-term debt consists of the following at December 31:

                                                                             1997              1996
                                                                        ---------------- -----------------
   Notes payable to related parties, due in monthly installments of
     $1,000 noninterest bearing                                           $         -        $   7,537
   Notes payable, due in monthly installments of $2,894 plus
     interest at 10%, unsecured                                                35,714           71,644
   Capital leases payable, imputed interest from 13% to 24%, due in monthly installments of $3,237, secured by equipment
                                                                                3,794           42,714
                                                                        ---------------- -----------------
                                                                               39,508          121,895
   Less amount due within one year                                             33,773           69,206
                                                                        ---------------- -----------------
                                                                             $  5,735         $ 52,689
                                                                        ================ =================



Long-term debt of $5,735 at December 31, 1997 matures in 1998.

Interest paid was $77,452 in 1997 and $29,182 in 1996.

7. Contingent Stockholder Notes Payable

In January 1994, the Company acquired 219,364 shares of common stock from two stockholders for $2.18 per share by issuing promissory notes totaling $478,212 which bear interest at 6%. These shares have been canceled and retired. Under the terms of the notes, payments shall be made when, and only if, the Company receives payments for exercise of options under its stock option plan until the notes are paid in full. The Company is required to use 100 percent of any cash proceeds resulting from the exercise of options under the Plan to pay down these obligations until these notes are satisfied. Management cannot currently determine if any options will be exercised, thereby requiring payments on the notes. Consequently, no liability has been recorded in these financial statements for these stockholder notes payable as repayment is strictly contingent upon the exercise of options under the Company's stock option plan.

8. Shareholders' Equity

The Company completed a private placement of Common Stock in 1997 in which it sold 2,000,000 shares of Common Stock, resulting in net proceeds to the Company of $1,918,708.

9. Warrants and Stock Options

In September 1997, the Company completed a private placement of 40 Units at $50,000.00 per unit. Each Unit consisted of 40,000 shares of the Company's Common Stock and a warrant to purchase an additional 50,000 shares of Common Stock at $1.50 per share. The Company also issued warrants to the agent in the private placement to purchase 146,000 shares of Common Stock at $1.00 per share. These warrants expire on September 15, 2000.

During 1997, the Company borrowed an aggregate of $350,000 from certain investors including a director, under 9% unsecured notes due in seven months or upon receipt of proceeds form the private placement and issued warrants to purchase 105,000 shares of Common Stock at an exercise price of $1.28 per share. The warrants are exercisable until the year 2000. The value of these warrants was determined to be $54,600 on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.81%, a volatility factor of the expected market price of the Company's Common Stock of .53 and a warrant life of three years. The entire $54,600 was charged to interest expense during the year ended December 31, 1997. The entire amount borrowed was converted to common stock as part of the private placement, in September 1997.

In November 1997, the Board of Directors issued warrants to purchase 25,000 shares of the Company's Common Stock to outside consultants in exchange for consulting services. These warrants had an exercise price of $0.010 per share and were exercised in November 1997. The value of these warrants was determined to be $49,750.

In December 1997, the Board of Directors issued warrants to purchase 81,247 shares of the Company's Common Stock to outside consultants in exchange for providing consulting services related to recruitment and hiring of personnel. These warrants have an exercise price of $1.50 per share and are exercisable to the year 2004. The value of these warrants was determined to be $65,833.

In December 1997, the Board of Directors issued warrants to purchase 64,500 shares of the Company's Common Stock to an outside consultant in exchange for consulting services. These warrants have an exercise price of $1.50 per share and are exercisable to the year 2000. The value of these warrants was determined to be $38,000.

In December 1997, the Board of Directors issued warrants to purchase 30,000 shares of the Company's Common Stock to an outside consultant in exchange for consulting services. These warrants have an exercise price for $1.13 per share and expire on December 31, 2000. The value of these warrants was determined to be $13,800.

The Company established a stock option plan in 1994 to provide incentives to employees whereby 750,000 shares of Common Stock have been reserved. The options can be either incentive stock options or non-statutory stock options and are valued at the fair market value of the stock on the date of grant.

Exercisable options and warrants were 316,775 and 2,885,928, respectively, at December 31, 1997 and 348,398 and 644,308, respectively, at December 31, 1996. On January 3, 1997, the shareholders of OneLink approved the grant of 600,000 stock options to the President and 400,000 stock options to the Chairman of the Board effective as of September 4, 1996. An increase in the stock option pool of an additional 1,500,000 shares was approved by shareholders, effective January 3, 1997.

The following table summarizes options and warrants to purchase shares of the Company's Common Stock:



                                                                 Weighted                        Weighted
                                     Shares                       Average                     Average Warrant
                                   Available      Options      Option Price      Warrants          Price
                                   for Grant    Outstanding      Per Share      Outstanding      Per Share
                                  -------------------------------------------- --------------------------------
Balance at December 31, 1995           223,828       526,172       $3.53          656,808          $2.90
   Granted                          (1,752,046)    1,752,046        1.77                -
   Exercised                                 -             -                      (12,500)           .02
   Canceled                            546,701      (546,701)       2.63                -
                                  ----------------------------                 --------------
Balance at December 31, 1996          (981,517)    1,731,517        2.67          644,308           2.96
   Authorized                        1,500,000
   Granted                          (1,159,500)    1,159,500        1.41        2,451,747           1.44
   Exercised                                 -             -                      (60,035)           .39
   Canceled                          1,022,906    (1,022,906)       1.80         (150,092)          2.15
                                  ============================                 ==============
Balance at December 31, 1997           381,889     1,868,111       $1.55        2,885,928          $1.77
                                  ============================================ ================================


The following table summarizes information about the stock options outstanding at December 31, 1997:



                                             Weighted Average                          Weighted Average
       Range of              Number             Remaining        Number Exercisable   Exercise Price of
    Exercise Price        Outstanding        Contractual Life                           Vested Options
-----------------------------------------------------------------------------------------------------------
     $.01 - $.99               87,500            3.7 years                    -            $    -
     1.00 - 2.50            1,756,262            8.0 years              294,380              1.91
    $2.51 - $3.85              24,349            5.9 years               22,395              3.75
                      -------------------------------------------------------------------------------------
        Total               1,868,111            7.78 years             316,775              2.04



The weighted average fair value of options granted during 1997 and 1996 was $1.41 and $1.77, respectively.

Stock-Based Compensation
Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25"). Companies electing to continue accounting for stock-based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share, as if SFAS 123 had been adopted. The Company has continued to account for stock-based compensation plans under APB 25. The pro forma disclosure of the effect of SFAS 123 on net income and earnings per share for the years ended December 31, is presented below. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 5.81% and 6.00%, respectively: volatility factor of the expected market price of the Company's common stock of .53 and .48, respectively, and an option life of four years. Fair value calculations assume no dividends will be paid on the Company's common stock.


                                                                            1997              1996
                                                                     --------------------------------------
Pro forma net loss                                                        $(3,004,720)      $(2,055,831)
Pro forma net loss per common share - basic and diluted                    $(.85)            $(.70)


10. Income Taxes

The Company has net operating loss carryforwards of approximately $6,300,000 at December 31, 1997 expiring at various times through 2012 which can be used to offset future taxable income. These carryforwards are subject to the limitations of the Internal Revenue Code Section 382 in the event of certain changes in the equity ownership of the Company.

The provision for income taxes differs from the amount computed by applying the federal statutory tax rate of 34% because of the following:


                                                                              1997              1996
                                                                         ---------------- -----------------
   Tax benefit at federal statutory tax rate                                  $(852,000)      $(645,000)
   Increase in valuation allowance                                              852,000         645,000
                                                                         ================ =================
                                                                         $            -   $            -
                                                                         ================ =================



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose.

Components of deferred tax assets are as follows:


                                                                                   December 31
                                                                             1997              1996
                                                                       ------------------------------------
   Deferred tax assets                                                    $     26,000      $   120,000
   Deferred tax liabilities                                                          -          (35,000)
   Net operating loss carryforwards                                          2,153,000        1,476,000
   Less valuation allowance                                                 (2,179,000)      (1,561,000)
                                                                       ====================================
   Net deferred tax assets                                             $              - $              -
                                                                       ====================================


The Company did not pay income taxes in 1997 or 1996.

11. Lease Commitments

The Company leases its administrative facilities under an operating lease. Total rent expense was $85,944 and $128,215 in 1997 and 1996, respectively. The Company leases equipment under two separate operating leases. Total lease expense was $28,853 and $38,379 in 1997 and 1996, respectively.

At December 31, 1997, future minimum lease payments under operating leases are as follows:

                                                            December 31
                                                        ------------------

     1998                                                      $44,998
     1999                                                          688
     2000                                                          688
     2001                                                          172
                                                        ==================
                                                               $46,546
                                                        ==================

12. Significant Customers

The Company's revenues totaled $2,296,335 and $1,099,130 during 1997 and 1996, respectively. Sales to one customer were 35% and 15% of total sales in 1997 and 1996, respectively.

13. Related Party Transactions

Notes payable include amounts due to certain investors, including a director, for approximately $35,714 and $71,644 as of December 31, 1997 and 1996, respectively. The Company also had a short-term note payable to a director for approximately $7,537 at December 31, 1996.

The Company purchased Internet development services of $23,600 and computer hardware and the development of a home page for approximately $55,195 from Concerto, a related entity, during 1997 and 1996, respectively.

14. Continued Existence and Management's Plans

During 1997, the Company incurred a net loss of $2,506,875 had negative cash flows from operations of $1,130,284 and had an accumulated deficit of $7,260,293 at December 31, 1997. If the Company continues to incur losses and use cash at the rate established in the year ended December 31, 1997, the Company will need additional financing by the end of the fourth quarter of 1998 in order to continue operations.

The  Company  has  reviewed  its  strategy  and  multiple  lines of  business to determine the best course of action to stem ongoing losses and generate increased revenues. As a result of the review, the Company has exited or scaled back its operations in lines of businesses that could not contribute a profitable cash flow and has elected to focus on providing enhanced management reporting services to the telecommunications industry. The Company's TeleSmart(TM) Data Services and Call Graphics Software combines raw telecommunications data with geographic information service technology to produce enhanced caller reporting for business analysis and marketing purposes. The Company will market the new TeleSmart(TM) products and services toward the Regional Bell Operating Companies, new Local Access Carriers, existing InterExchange Carriers and the Teleservices Industry.

14. Continued Existence and Management's Plans (continued)

Management believes that revenues generated from operations will be sufficient to support the Company's working capital needs for the foreseeable future, assuming the Company is able to generate sufficient revenues and control expenses during the fiscal year 1998.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Paul F. Lidsky, 44, joined the Company as President and CEO in September 1997 with 14 years of telecommunication experience. Prior to this, he served as the Executive Vice President, Strategy and Business Development for Norstan, Inc. In this position, he was responsible for the development of corporate strategies, market positioning and new business development. This included the identification of acquisition targets and leadership of Norstan's acquisition teams. His prior positions with Norstan included Executive Vice President-Norstan Integration Services, Vice President of Sales and General Manager of the Ohio Branch. Mr. Lidsky was a Product Manager with Electronic Engineering Company when it was acquired by Norstan Inc. in 1985.

Gregory H. Mohn, 34, is Vice President of Business Development. Prior to founding the Company in April 1990, he founded a start-up venture using the predecessor to the technology used in the Company's first systems. Mr. Mohn is also responsible for many of the Company's new products and features including the development and introduction of OneLink's Geographic Information Systems
(GIS) products and the development of the TeleSmartTM Data Services.

Michael J. Ryan, 34, joined the company in November 1996 as Vice President of Finance and Administration and Chief Financial Officer. Prior to joining the Company, Mr. Ryan developed broad telecommunications operational experience as the Regional Controller for Frontier Communications, a telecommunications company reseller, and as the Controller for American Sharecom before the company was acquired by Frontier Communications. Previously, Mr. Ryan obtained his public accounting experience as a Senior Auditor for Ernst & Young and Coopers & Lybrand. Mr. Ryan is a graduate of the University of Northern Iowa and a Certified Public Accountant.

Kirk Danzl, 38, is Vice President of Operations for OneLink. Mr. Danzl has over 13 years experience working in telecommunications. Prior to joining the company, he was Director of Information Services for Frontier Communications, Inc. At Frontier, Mr. Danzl was responsible for the project management of several corporate-wide projects including network facilities consolidation and system integration. Prior to Frontier, he was responsible for the development and operations of the mission critical billing, network management and end user systems for American Sharecom. American Sharecom was the nations' 10th largest long distance company before its merger with Frontier.

David Batdorf, 46, was hired by the Company in November 1997 as Vice President of Sales and Marketing. David has 24 years of experience in sales management and business development in a variety of technical, solution-oriented industries including ten years in the telecommunication industry. Mr. Batdorf's prior experiences include building and re-engineering the sales organization at Network Communications Corporation and business development at Anderson Consulting.

The information required by Item 9 for directors and compliance with 16(a) of the Exchange Act is incorporated herein by reference to the section labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" respectively, which appear in the Company's definitive Proxy statement for its 1998 Annual meeting of Shareholders.

Item 10.    Executive Compensation

The information required by Item 10 is incorporated by reference to the Section labeled "Executive Compensation" and Compensation of Directors" in the Company's Proxy Statement for its 1998 Annual meeting of Shareholders.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The information required by Item 11 is incorporated by reference to the Section labeled "Security ownership of Certain Beneficial Owners and Management" and "Compensation of Directors" in the Company's Proxy Statement for its 1998 Annual meeting of Shareholders.

Item 12.    Certain Relationships and Related Transactions

None

Item 13.    Exhibits and Reports on Form 8-K

            (a)  Exhibits

     Exhibit
     Number       Description

        3.1       Articles of Incorporation of the Company, as amended
        4.2       1994 Stock Option Plan, as amended (a)
       10.1       Service Agreement Between The Mobile Press Register, Inc. and
                  MarketLink, Inc.(a)
       10.2       Master Agreement Between Pioneer Newspapers and MarketLink,
                  Inc. (a)
       10.3       Master Agreement Between Yakima Newspapers, Inc. and
                  MarketLink, Inc. (a)
       10.4       Master Agreement Between Pioneer Newspapers and MarketLink,
                  Inc. (a)
       10.5       Agreement Between MarketLink, Inc. and Edina Realty, Inc. (a)
       10.6       Agreement Between Pizza Hut of St. Louis, Inc. and MarketLink,
                  Inc. (a)
       10.7       Agreement Between Pizza Hut of America, Inc. and MarketLink,
                  Inc. (a)
       10.8       Agreement Between Pizza Hut of America, Inc. and MarketLink,
                  Inc. dated October 19, 1994 (a)
       10.9       Form of Agreement Between Noble Roman's, Inc. and MarketLink,
                  Inc. covering Bloomington, South Bend and Evansville, IN
                  dated May 10, 1995 (b)
       10.10      Master Agreement Between Pioneer Newspapers and MarketLink,
                  Inc. dated May 15, 1995 (b)
       10.11      Agreement Between The Hearst Corporation and MarketLink, Inc.
                  dated July 20, 1995 (b)
       10.12      Stock Option Agreement with Ronald E. Eibensteiner effective
                  September 4, 1996 (c)
*      10.13      Agreement Between US WEST Communications, Inc. and OneLink
                  Communications, Inc., dated November 11, 1997 [The Company has requested confidential treatment for portions of this agreement.]

*      10.14      Employment Agreement between Paul Lidsky and OneLink
                  Communications, Inc.
*      10.15      Stock Options Agreements with Paul Lidsky dated September 2,
                  1997 and November 19, 1997
       23         Consent of Ernst & Young LLP
       24         Power of Attorney (Included on signature page)
       27         Financial Data Schedule (filed only in electronic format)
-----------------
         (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-90084C) filed March 7, 1995
         (b) Incorporated by reference to the Company's Report on Form 10-KSB filed for the fiscal year ended December 31,1995
               (File No. 0-25764).
         (c) Incorporated by reference to the Company's Report on Form 10-KSB filed for the fiscal year ended December 31,1996
               (File No. 0-25764).

         * Indicates a material contract, management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.

         (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on January 23, 1998. Such Form reported the possible delisting from the Nasdaq SmallCap Market.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, OneLink Communications, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                             OneLink Communications, Inc.

         /s/ Paul F. Lidsky                        March 27, 1998
         By: Paul F. Lidsky,                             Date
             President, CEO, & Director

         /s/ Michael J. Ryan                        March 27, 1998
         By: Michael J. Ryan, CFO                         Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-KSB appears below hereby constitutes and appoints Paul F. Lidsky and Ron Eibensteiner, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-KSB and any and all instruments or documents filed as part of or in connection with this report on Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.


         /s/ Ronald Eibensteiner                          March 27, 1998
         By:  Ronald E. Eibensteiner, Chairman                  Date
                of the Board &Director


         /s/ Paul F. Lidsky                               March 27, 1998
         By:  Paul F. Lidsky, President, CEO, &                 Date
                   Director


         /s/ John F. Stapleton                             March 27, 1998
         By:  John F. Stapleton, Director                       Date


         /s/ Vin Weber                                     March 27, 1998
         By:  Vin Weber, Director                               Date


         /s/ Tomas M. Kieffer                              March 27, 1998
         By:  Tomas M. Kieffer, Director                        Date