Form 10QSB
period 1998-03-31
ONELINK COMMUNICATIONS INC
filed 1998-05-08
CIK 891389

Securities & Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

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


                         APPLICABLE TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,991,696 shares outstanding as of 4/30/98, par value $.01 per share.
     Transitional Small Business Disclosure Format (check one);  YES [ ]  NO [X]

                          OneLink Communications, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 1998


                                Table of Contents

PART I    Financial Information                                         Page No.

 Item 1.  Financial Statements (Unaudited)
            Balance Sheets at December 31, 1997 and
              March 31, 1998                                                   3

            Statements of Operations for the three month
              period ended March 31, 1998 and 1997                             4

            Statements of Cash Flows for the three month
              period ended March 31, 1998 and 1997                             5

            Notes to Financial Statements                                      6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  6


PART II   Other Information                                                    9

 Item 1.  Legal Proceedings                                                    9

 Item 6   Exhibits and Reports on Form 8-K                                     9

SIGNATURES                                                                    10

Exhibit Index                                                                 11

Part 1 - Financial Information

Item 1.   Financial Statements



                          OneLink Communications, Inc.
                                 Balance Sheets

                                                                     March 31,
                                                                       1998            December 31,
                                                                    (unaudited)             1997
                                                                   -----------------------------------
Assets
Current assets:

      Cash and cash equivalents                                          $620,910          $1,074,556
      Trade accounts receivable, net of allowance for
         doubtful accounts of $53,023 in 1997 and $13,537 in 1998         248,544             113,089
      Minimum lease payments receivable                                         0              17,100
      Computer parts and supplies, net of reserve for
         obsolescence of $0 in 1998 and $12,000 1997                       16,132               4,032
      Prepaid expenses                                                     69,161              52,794
                                                                   ---------------      --------------
Total current assets                                                      954,747           1,261,571

Property and equipment:
      Furniture and equipment                                             784,219             785,696
      Equipment leased to others                                          276,018             273,608
                                                                   ---------------      --------------
                                                                        1,060,237           1,059,304
      Accumulated depreciation                                           (596,829)           (508,975)
                                                                   ---------------      --------------
                                                                          463,408             550,329
Other assets:
      Deposits                                                             45,885              45,885
                                                                   ---------------      --------------
                                                                           45,885              45,885
                                                                   ---------------      --------------
Total Assets                                                            1,464,040           1,857,785
                                                                   ===============      ==============

Liabilities and shareholders' equity

Current liabilities:
      Accounts payable                                                    $28,127             $74,125
      Current maturities of long-term debt                                 26,870              33,773
      Customer deposits                                                    47,643             100,000
      Deferred revenue                                                     59,535              44,036
      Other accrued liabilities                                           383,195             343,366
                                                                   ---------------      --------------
Total current liabilities                                                 545,370             595,300

Long-term debt, net of current maturities                                   3,138               5,735

Shareholders' equity:
      Common stock, par value $.01 per share, Authorized shares--
         50,000,000; Issued and outstanding shares: 1998
         and 1997--4,991,696 and 4,991,696, respectively                   49,917              49,917
      Additional paid-in capital                                        8,467,125           8,467,125
      Accumulated deficit                                              (7,601,509)         (7,260,292)
                                                                   ---------------      --------------
Total shareholders' equity                                                915,533           1,256,750
                                                                   ---------------      --------------

Total liabilities and shareholders' equity                             $1,464,040          $1,857,785
                                                                   ===============      ==============

See accompanying notes.

                          OneLink Communications, Inc.
                            Statements of Operations
                                   (unaudited)

                                                                  Three months ended March 31,
                                                                      1998          1997
                                                                  ----------------------------

  Revenues                                                             $518,415      $446,840
  Cost of revenues                                                      313,442       300,919
                                                                  ----------------------------
  Gross profit                                                          204,973       145,921

  Operating expenses:
      Selling                                                           121,526       162,505
      General and administrative                                        415,754       369,350
      Research and development                                                0        47,728
      Goodwill amortization                                                   0        32,573
                                                                  ----------------------------
  Total operating expenses                                              537,280       612,156
                                                                  ----------------------------
  Operating loss                                                       (332,307)     (466,235)

  Interest income                                                        10,980         6,984
  Interest expense                                                         (926)       (3,528)
  Other expense                                                         (18,964)          (98)
                                                                  ----------------------------

  Net loss                                                            $(341,217)    $(462,877)
                                                                  ============================

  Net loss per share (Basic and Diluted)                                 $(0.07)       $(0.16)

  Weighted average number of shares outstanding (Basic and Diluted)   4,991,696     2,947,388

                          OneLink Communications, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                         Three months ended March 31,
                                                             1998            1997
                                                      --------------   ---------------
Operating Activities:
Net Loss                                                  $(341,217)        $(462,877)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization of goodwill                88,029            99,842
    Write-off of A/P                                              0            24,000
    Net gain on sale of property
    and                                                        (811)                0
         equipment
    Changes in operating assets and liabilities:
      Accounts receivable                                  (135,455)         (213,105)
      Minimum lease pmts                                     17,100                 0
    receivable
      Computer parts and supplies                           (12,100)           (1,110)
      Prepaid expenses and deposits                         (16,367)          209,736
      Accounts payable                                      (45,998)          (44,103)
      Accrued liabilities                                   (12,528)         (144,238)
      Deferred revenue                                       15,499            73,765
                                                      --------------   ---------------
Net cash used in operating activities                      (443,848)         (458,090)

Investing Activities:
Sale of property and equipment                                2,000                --
Purchases of property and equipment                          (2,298)          (64,476)
                                                      --------------   ---------------
Net cash used in investing activities                          (298)          (64,476)

Financing activities:
Payments on short-term and long-term notes payable           (9,500)          (14,083)
                                                      --------------   ---------------
Net cash (used) provided by financing activities             (9,500)          (14,083)
                                                      --------------   ---------------

Decrease in cash and cash equivalents                      (453,646)         (536,651)
Cash and cash equivalents at beginning of period          1,074,556           709,253
                                                      --------------   ---------------
Cash and cash equivalents at end of period                 $620,910          $172,602
                                                      ==============   ===============


See accompanying notes.

                          OneLink Communications, Inc.
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

Note. 1.  Summary of Significant Accounting Policies.

Interim Financial Information
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997 and the Company's 1997 Annual Report to Shareholders.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Reclassifications
Certain prior year items have been reclassified to conform with the 1998 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth certain Statement of Operations data as a percentage of revenues.
                                          First                      First
                                       Quarter 1998              Quarter 1997
                                     -----------------        ------------------
     Revenues                              100.0%                    100.0%
     Cost of revenues                       60.5                      67.3
     Gross profit                           39.5                      32.7
     Operating expense:
         Selling                            23.4                      36.4
        General & administrative            80.2                      82.7
        Research & development               0.0                      10.7
          Goodwill amortization              0.0                       7.3
     Total other income (expense)           (1.7)                       .8
     Net loss                              (65.8)%                  (103.6)%

Revenues
The Company's revenues of $518,415 increased $71,575 or 16% for the three months ended March 31, 1998 compared to $446,840 for the three months ended March 31, 1997. The increase in revenue was attributed to the Company's new line of business TeleSmartTM Data Services and its mapping services. In 1998, the Company recognized approximately $210,000 in revenue from its TeleSmartTM business line and an increase in revenue of approximately $30,000 in mapping services. These revenues were offset by a decrease of $156,000 in sales of access cards compared to the same period in 1997. The Company discontinued its access card operation in September, 1997 because it could not generate reasonable cash flow or profits in the foreseeable future, and did not fit the new strategic direction of the Company. As a result, the Company did not have comparable revenues from sales of access cards for the three months ended March 31, 1998. Revenues for the three months ended March 31, 1998, excluding the access card revenue in 1997 increased $227,798 or 78%.

Cost of Revenues
The Company's cost of revenues of $313,442 increased $12,523 or 4% for the three months ended March 31, 1998 compared to $300,919 for the three months ended March 31, 1997. Cost of revenues excluding the access card cost of revenues increased $135,879 or 77%. This increase in cost of revenues was related to the development and operation of TeleSmartTM Data Services. The Company's gross margin of 39.5% increased 6.8 percentage points for the three months ended March 31, 1998 compared to 32.7% for the three months ended March 31, 1997. The increase in the gross margin is due to the change in business mix and higher margins in the Company's mapping services and TeleSmartTM business line.

Selling
The Company's selling expenses of $121,526 decreased $40,979 or 25% for the three months ended March 31, 1998 compared to $162,505 for the three months ended March 31, 1997. This decrease was largely due to a reduction of sales staff resulting from management's adoption of a lower sales cost model and the realignment of the Company around its TeleSmartTM business.

General and Administrative
The Company's general and administrative expenses of $415,754 increased $46,404 or 13% for the three months ended March 31, 1998 compared to $369,350 for the three months ended March 31, 1997. The increase in general and administrative expenses are primarily related to the transfer of approximately $34,000 of personnel costs to general and administrative from research and development.

Research and Development
The Company incurred no research and development expenses for the three months ended March 31, 1998 compared to $47,728 for the three months ended March 31, 1997. In 1998, the Company elected a revised business model that does not require investment into research and development projects to grow the business.

Goodwill
The Company had no goodwill amortization for the three months ended March 31, 1998 compared to $32,573 for the three months ended March 31, 1997. In 1997, the Company amortized goodwill related to the Company's acquisition of its access card business, Provident Worldwide Communications. In September 1997, the remaining goodwill related to Provident was written-off. The asset of goodwill was determined to have been impaired because of the losses related to Provident and its inability to generate future operating income without substantial sales volume increase.

Other Income and Expense
Interest income of $10,980 increased $3,996 or 57% for the three months ended March 31, 1998 compared $6,984 for the three months ended March 31, 1997. The increase is a result of the increase in cash and cash equivalents held by the Company during the three-month period ended March 31, 1998. Cash and cash equivalents on March 31, 1998 were $620,910 compared to $172,602 on March 31, 1997. The increase in cash and cash equivalents is a result of the receipt by the Company of the proceeds of a private placement of its stock, commenced in September of 1997, that raised $2,000,000.

The Company had other expenses of $18,964 for the three months ended March 31, 1998 compared to $98 for three months ended March 31, 1997. In the first quarter of 1998, the Company negotiated an out of court settlement of $20,000 for a lawsuit that began in 1996.

Net Loss
The Company incurred a net loss of $341,217 for the three months ended March 31, 1998 compared to a net loss of $462,877 for the three months ended March 31, 1997, a decrease of $121,660 or 26%. The decline in the Company's net loss was attributed to increased revenues and gross profit resulting from sales of the Company's TeleSmartTM Data Services products and management's decision to streamline the Company's operations resulting in a decline in operating expenses.


Liquidity and Capital Resources

The Company had cash of $620,910 and working capital of $409,377 as of March 31, 1998. Cash used in operating activities during the three-month period ended
March 31, 1998 was $443,848. Management believes working capital will be sufficient to support the Company's operating capital needs for the remainder of the current fiscal year, assuming the Company is able to generate sufficient revenues and control expenses during the remainder of fiscal year 1998.

The Company reviewed its strategy and various lines of business during fiscal year 1997 to determine the best course of action to stem ongoing losses and generate increased revenues in fiscal year 1998. As a result of the review, the Company exited and scaled back its operations in lines of business such as the access card business and its interactive voice response business that could not contribute a profitable cash flow and elected to focus on providing its enhanced management reporting services to the telecommunication industry through its TeleSmartTM Data Services. This service combines raw telecommunications data with geographic information service technology to produce enhanced caller reporting for business analysis and marketing purposes. Management believes it is first to market with this type of enhanced service and is focusing the Company's efforts on capitalizing on this opportunity.

In November 1997, the Company signed a three-year agreement with US WEST to provide enhanced management reports to US WEST's customers through the Company's TeleSmartTM offering. US WEST is planning to introduce this product to its customers in the third quarter of 1998. The Company is aggressively marketing its TeleSmartTM Services to other Regional Bell Operating Companies, Independent Telephone Operating Companies, new Local Access Carriers, existing InterExchange Carriers and the Teleservices Industry.

Management's projections with respect to the Company's ability to meet its working capital requirements in fiscal year 1998 are based upon: (i) generating sales that exceed the Company's fiscal 1997 sales; and (ii) avoiding any significant increase in expenses. Furthermore, delays in US West's product launch or delays in securing additional customers for the Company's TeleSmartTM offerings could have a material effect on the Company's projections and ability to continue its business.

Although the Company believes it can increase its revenues and improve its cash flow, there are no assurances that it will be successful in doing so. Should the Company seek additional financing, there is no assurance that additional capital will be available to the Company on acceptable terms if at all. In order to obtain additional capital, the Company may issue equity securities at a price that would result in dilution to existing shareholders.


Forward Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements included herein that address activities, events or developments that OneLink expects, believes or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include general economic conditions, changes in interest rates, increased competition in the Company's market area, acceptance by telecommunications customers and increased regulation of the telecommunications industry.

PART II  Other Information

Item 1.  Legal Proceedings

On March 8, 1996, Don Lomax, a former employee of the Company, filed suit against the Company alleging breach of an unsigned employment contract. Mr. Lomax sought specific performance of the terms of the contract. The Company denied Mr. Lomax's claim and counterclaimed for breach of a non-compete agreement. On March 18, 1998 this suit was settled outside of court with the Company agreeing to pay Mr. Lomax $20,000.

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

                                           ONELINK COMMUNICATIONS, INC.
                                           (Registrant)


Date: May 7, 1998                          BY: /s/ Paul F. Lidsky
                                           President and Chief Executive Officer


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