Form 10KSB
period 1998-03-30
ONELINK COMMUNICATIONS INC
filed 1998-07-30
CIK 891389

Securities & Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

                         APPLICABLE TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,995,607 shares outstanding as of 7/15/98, par value $.01 per share.
      Transitional Small Business Disclosure Format (check one);  YES [ ] NO [X]

                          OneLink Communications, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 1998


                                Table of Contents

                                                                        Page No.

PART I        Financial Information                                          3

 Item 1.    Financial Statements (Unaudited)
                    Balance Sheets at December 31, 1997 and
                   June 30, 1998                                             3

              Statements of Operations for the three and six month
                  periods ended June 30, 1998 and 1997                       4

              Statements of Cash Flows for the six month
                  period ended June 30, 1998 and 1997                        5

                    Notes to Financial Statements                            6


 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              6


PART II       Other Information                                             10

Item 6      Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                  11

Exhibit Index                                                               12

                         Part 1 - Financial Information

                          Item 1. Financial Statements

                          OneLink Communications, Inc.
                                 Balance Sheets

                                                                     June 30,
                                                                       1998            December 31,
                                                                   (unaudited)             1997
                                                                   ----------------------------------
Assets
Current assets:
      Cash and cash equivalents                                        $518,577           $1,074,556
      Trade accounts receivable, net of allowance for
         doubtful accounts of $53,023 in 1997 and $25,148 in 1998       335,460              113,089
      Minimum lease payments receivable                                       0               17,100
      Computer parts and supplies, net of reserve for
         obsolescence of $0 in 1998 and $12,000 1997                     44,217                4,032
      Prepaid expenses                                                  104,389               52,794
                                                                   -------------      ---------------
Total current assets                                                  1,002,643            1,261,571

Property and equipment:
      Furniture and equipment                                           587,440              785,696
      Equipment leased to others                                        132,691              273,608
                                                                   -------------      ---------------
                                                                        720,131            1,059,304
      Accumulated depreciation                                        (415,642)            (508,975)
                                                                   -------------      ---------------
                                                                        304,489              550,329
Other assets:
      Deposits                                                           22,040               45,885
                                                                   -------------      ---------------
                                                                         22,040               45,885
                                                                   -------------      ---------------
Total Assets                                                          1,329,172            1,857,785
                                                                   =============      ===============

Liabilities and shareholders' equity

Current liabilities:
      Accounts payable                                                  $67,312              $74,125
      Current maturities of long-term debt                               17,803               33,773
      Customer deposits                                                  81,443              100,000
      Deferred revenue                                                   46,502               44,036
      Other accrued liabilities                                         447,042              343,366
                                                                   -------------      ---------------
Total current liabilities                                               660,102              595,300

Long-term debt, net of current maturities                                 2,447                5,735

Shareholders' equity:
      Common stock, par value $.01 per share, Authorized shares--
         50,000,000; Issued and outstanding shares: 1998
         and 1997--4,995,607 and 4,991,696, respectively                 49,956               49,917
      Additional paid-in capital                                      8,467,086            8,467,125
      Accumulated deficit                                           (7,850,419)          (7,260,292)
                                                                   =============      ===============

Total shareholders' equity                                              666,623            1,256,750
                                                                   -------------      ---------------

Total liabilities and shareholders' equity                           $1,329,172           $1,857,785
                                                                   =============      ===============

See accompanying notes.

                          OneLink Communications, Inc.
                            Statements of Operations
                                   (unaudited)

                                                                        Three months ended          Six months ended June
                                                                     June 30,                             30,
                                                                      1998          1997          1998          1997
                                                                  --------------------------------------------------------

  Revenues                                                             $760,130      $469,262    $1,278,545      $916,101
  Cost of revenues                                                      481,994       265,548       795,436       566,467
                                                                  --------------------------------------------------------
  Gross profit                                                          278,136       203,713       483,109       349,634

  Operating expenses:
      Selling                                                           112,099       125,298       233,626       287,803
      General and administrative                                        410,952       447,754       826,705       817,104
      Research and development                                                0        60,925             0       108,653
      Goodwill amortization                                                   0        32,574             0        65,147
                                                                  --------------------------------------------------------
  Total operating expenses                                              523,051       666,551     1,060,331     1,278,707
                                                                  --------------------------------------------------------
  Operating loss                                                      (244,915)     (462,838)     (577,222)     (929,073)

  Interest income                                                         6,443         1,747        17,423         8,731
  Interest expense                                                        (669)       (7,448)       (1,595)      (10,976)
  Other expense                                                         (9,768)       (2,360)      (28,732)       (2,458)
                                                                  --------------------------------------------------------

  Net loss                                                           $(248,910)    $(470,899)    $(590,126)    $(933,776)
                                                                  ========================================================

  Net loss per share (Basic and Diluted)                                $(0.05)       $(0.16)       $(0.12)       $(0.32)

  Weighted average number of shares outstanding (Basic and            4,993,454     2,966,696     4,992,580     2,957,095
  Diluted)

                          OneLink Communications, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                       Six months ended June 30,
                                                                                     1998              1997
                                                                                 --------------   ---------------
Operating Activities:
Net Loss                                                                            $(590,126)        $(933,775)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization of goodwill                                          135,813           212,522
    Write-off of A/P                                                                        --            42,000
    Net gain on sale of property
    and                                                                                     72                --
         equipment
    Changes in operating assets and liabilities:
      Accounts receivable                                                            (222,371)         (150,110)
      Minimum lease pmts                                                                17,100                --
    receivable
      Computer parts and supplies                                                     (40,185)               298
      Prepaid expenses and deposits                                                   (27,750)           229,529
      Other Assets                                                                          --                36
      Accounts payable                                                                 (6,813)            39,105
      Accrued liabilities                                                               85,119         (205,323)
      Deferred revenue                                                                   2,466            24,478
                                                                                 --------------   ---------------
Net cash used in operating activities                                                (646,675)         (741,240)

Investing Activities:
Sale of property and equipment                                                         124,000                --
Purchases of property and equipment                                                   (14,045)         (193,082)
                                                                                 --------------   ---------------
Net cash used in investing activities                                                  109,955         (193,082)

Financing activities:
Proceeds from short-term financing                                                          --           350,000
Proceeds from issuance of stock options                                                  2,500                --
Payments on contingent notes payable                                                   (2,500)                --
Payments on short-term and long-term notes payable                                    (19,258)          (28,958)
                                                                                 --------------   ---------------
Net cash (used) provided by financing activities                                      (19,258)           321,042
                                                                                 --------------   ---------------

Decrease in cash and cash                                                            (555,978)         (613,280)
equivalents
Cash and cash equivalents at beginning of period                                     1,074,556           709,253
                                                                                 --------------   ---------------
Cash and cash equivalents at end of period                                            $518,578           $95,973
                                                                                 ==============   ===============

See accompanying notes.

                          OneLink Communications, Inc.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note. 1.  Summary of Significant Accounting Policies.

Interim Financial Information
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997 and the Company's 1997 Annual Report to Shareholders.

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

                                                                                 Six               Six
                                      Second                Second              Months             Months
                                      Quarter               Quarter             Ended              Ended
                                       1998                  1997                1998               1997
                                       ----                  ----                ----               ----

  Revenues                            100.0%                100.0%              100.0%             100.0%
  Cost of revenues                     63.4                   56.6               62.2               61.8
  Gross profit                         36.6                   43.4               37.8               38.2
  Operating expense:
      Selling                          14.7                   26.7               18.3               31.4
     General & administrative          54.1                   95.4               64.7               89.2
     Research & development              0.0                  13.0                0.0               11.9
       Goodwill amortization             0.0                   6.9                0.0                7.1
  Total other income (expense)          (0.5)                (1.7)               (1.0)               (.5)
  Net loss                             (32.7)%             (100.3)%             (46.2)%           (101.9)%

Revenues
The Company's revenues of $760,130 increased $290,868 or 62% for the three months ended June 30, 1998 compared to $469,262 for the three months ended June 30, 1997. The Company's revenues for the six month period ending June 30, 1998 were $1,278,545, an increase of $362,444 or 40% from the same period in 1997. The increase in revenue is primarily attributed to the Company's new line of business, TeleSmartTM Data Services. In the second quarter of 1998, the Company recognized approximately $358,000 in revenue from its TeleSmart(TM) business line. Revenues in IVR sales for the three months ended June 30, 1998 increased approximately $20,000 from the same period in 1997. These revenues were offset by a decrease of approximately $30,000 in mapping revenue and $53,000 in sales of access cards compared to the same period in 1997. The Company discontinued its access card operation in September, 1997 because it could not generate reasonable cash flow or profits in the foreseeable future, and did not fit the new strategic direction of the Company. As a result, the Company did not have comparable revenues from sales of access cards for the three months ended June 30, 1998. Revenues for the three months ended June 30, 1998, excluding the access card revenue in 1997 increased $343,944 or 83%.

Cost of Revenues
The Company's cost of revenues of $481,994 increased $216,446 or 82% for the three months ended June 30, 1998 compared to $265,548 for the three months ended June 30, 1997. For the six month period ending June 30, 1998, the Company's cost of revenues of $795,436 increased $228,969 or 40% compared to $566,467 for the six months ended June 30, 1997. The increase in cost of sales for the second quarter is primarily attributed to operating expenses for the Company's new line of business, TeleSmartTM Data Services. In the second quarter of 1998, the Company recognized approximately $215,000 in costs from its TeleSmart(TM) business line. IVR cost of sales for the three months ended June 30, 1998 increased approximately $64,000 from the same period in 1997. These costs were offset by a decrease of approximately $40,000 in costs associated with access cards compared to the same period in 1997.

The Company's gross margin for the three months ended June 30, 1998 decreased to 37% compared to 43% for the same period in 1997. The decrease in gross margin is the result of the Company renegotiating, during the second quarter of 1998, a more favorable contract with an IVR customer under which the Company sold systems with a book value of approximately $122,000 at cost in return for a nine month maintenance and development contract. Excluding the sale of the IVR systems at cost, the Company's gross margin would be 44% for the three month period ending June 30, 1998.

Selling
The Company's selling expenses of $112,099 decreased $13,199 or 11% for the three months ended June 30, 1998 compared to $125,298 for the three months ended June 30, 1997. For the six month period ending June 30, 1998, the Company's selling expenses of $233,626 decreased $54,177 or 19% compared to $287,803 for the same period ending June 30, 1997. This decrease was largely due to a reduction of sales staff in connection with management's adoption of a lower sales cost model and the realignment of the Company around its TeleSmart(TM) business.

General and Administrative
The Company's general and administrative expenses of $410,952 decreased $36,802 or 8% for the three months ended June 30, 1998 compared to $447,754 for the three months ended June 30, 1997. For the six month period ending June 30, 1998, the Company's general and administrative expenses of $826,705 increased $9,601 or 1% compared to $817,104 for the same period ending June 30, 1997. The decrease in general and administrative expenses is related to the reduction of professional fees by $54,000 and depreciation expense by $21,000. These decreases were offset by increases in personnel costs of $29,000 and allowance for doubtful accounts of $24,000. In addition, general and administrative expenses in the second quarter of 1997 were reduced by $18,000 as a result of the write-off for accounts payable balances associated with the Company's N11 services that were ceased in 1995.

Research and Development
The Company incurred no research and development expenses for the three months ended June 30, 1998 compared to $60,925 for the three months ended June 30, 1997. For the six month period ending June 30, 1998, there were no research and development expenses compared to $108,653 for the same period ending June 30, 1997. In the first six months of fiscal year 1998 the Company has not been required to make research and development investments to grow the business. Under the Company's revised business model, development projects and product enhancements are generally paid by the customer requesting the change.

Goodwill
The Company had no goodwill amortization for the three months ended June 30, 1998 compared to $32,574 for the three months ended June 30, 1997. For the six month period ending June 30, 1998, there was no goodwill amortization compared to $65,147 for the same period ending June 30, 1997. In 1997, the Company amortized goodwill related to the Company's acquisition of its access card business, Provident Worldwide Communications. In September 1997, the remaining goodwill related to Provident was written-off. The asset of goodwill was determined to have been impaired because of the losses related to Provident and its inability to generate future operating income without substantial sales volume increase.

Other Income and Expense
Interest income of $6,443 increased $4,696 or 269% for the three months ended June 30, 1998 compared to $1,747 for the three months ended June 30, 1997. For the six month period ending June 30, 1998, the Company's interest income increased to $17,423 compared to $8,731 for the same period ending June 30, 1997. The increase is a result of the increase in cash and cash equivalents held by the Company during the three-month period ended June 30, 1998. Cash and cash equivalents on June 30, 1998 were $518,577 compared to $95,973 on June 30, 1997. The increase in cash and cash equivalents is a result of the Company receiving proceeds of $2,000,000 in a private placement of its stock, completed in November of 1997 (the "Private Placement").

Interest expense of $669 decreased $6,779 or 91% for the three months ended June 30, 1998 compared to $7,448 for the three months ended June 30, 1997. For the six month period ending June 30, 1998, the Company's interest expense decreased to $1,595 compared to $10,976 for the same period ending June 30, 1997. The decrease is a result of a reduction in the bridge loans outstanding. The Company had two bridge loans totaling $350,000 outstanding during the second quarter or 1997 that were converted into stock in the Private Placement.

The Company had other expenses of $9,768 for the three months ended June 30, 1998 compared to $2,360 for three months ended June 30, 1997. For the six month period ending June 30, 1998, the Company's other expenses increased to $28,732 compared to $2,458 for the same period ending June 30, 1997. The increase is primarily the result of the Company's negotiation, during the first quarter of 1998, of an out of court settlement of $20,000 for a lawsuit that began in 1996.

Net Loss
The Company incurred a net loss of $248,910 for the three months ended June 30, 1998 compared to a net loss of $470,899 for the three months ended June 30, 1997, a decrease of $221,989 or 47%. For the six month period ending June 30, 1998, the Company's net losses were $590,126, a decrease of $343,650 or 37% compared to a net loss of $933,776 for the same period ending June 30, 1997. The decline in the Company's net loss was attributed to increased revenues resulting from sales of the Company's TeleSmartTM Data Services products and management's decision to streamline the Company's operations resulting in a decline in operating expenses.

Liquidity and Capital Resources

The Company had cash of $518,577 and working capital of $342,541 as of June 30, 1998. Cash used in operating activities during the three and six-month period ended June 30, 1998 was $202,827 and $646,675, respectively. Management believes working capital will be sufficient to support the Company's operating capital needs for the remainder of the current fiscal year, assuming the Company is able to generate sufficient revenues and control expenses during the remainder of fiscal year 1998.

The Company reviewed its strategy and various lines of business during fiscal year 1997 to determine the best course of action to stem ongoing losses and generate increased revenues in fiscal year 1998. As a result of the review, the Company exited the access card business that could not contribute a profitable cash flow and scaled back its operations in the interactive voice response business to focus on providing its enhanced management reporting services to the telecommunication industry through its TeleSmartTM Data Services. This service combines raw telecommunications data with geographic information service technology to produce enhanced caller reporting for business analysis and marketing purposes. Management believes it is first to market with this type of enhanced service and is focusing the Company's efforts on capitalizing on this opportunity.

In November 1997, the Company signed a three-year agreement with U S WEST to provide enhanced management reports to U S WEST's customers through the Company's TeleSmartTM offering. U S WEST launched this product in July 1998 to its customers. The Company is aggressively marketing its TeleSmartTM Services to other Regional Bell Operating Companies, Independent Telephone Operating Companies, new Local Access Carriers, existing InterExchange Carriers and the Teleservices Industry.

Management's projections with respect to the Company's ability to meet its working capital requirements in fiscal year 1998 are based upon: (i) generating sales that exceed the Company's fiscal 1997 sales; and (ii) avoiding any significant increase in expenses. Furthermore, an unsuccessful product launch by U S WEST or delays in securing additional customers for the Company's TeleSmartTM offerings could have a material effect on the Company's projections and ability to continue its business.

Although the Company believes it can increase its revenues and improve its cash flow, there are no assurances that it will be successful in doing so. If management determines that additional financing is desirable, the Company has the option to redeem two million warrants, sold in the Private Placement, at $1.50 per share that could provide additional capital of up to $3,000,000. The Company may also consider issuing additional shares of stock at a price that would likely result in dilution to existing shareholders. Should the Company seek additional capital through its redemption option, a stock sale or through debt financing, there is no assurance that warrant holders will exercise their warrants, additional shares of the Company's stock could be sold, or that additional capital will be available to the Company on acceptable terms if at all.

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

Items 1. through 5.  Not Applicable

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

                                  ONELINK COMMUNICATIONS, INC.
                                  (Registrant)


Date: July 29, 1998                BY: /s/ Paul F. Lidsky
                                   President and Chief Executive Officer


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