Form 10QSB
period 1998-09-30
ONELINK COMMUNICATIONS INC
filed 1998-11-13
CIK 891389

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,995,607 shares outstanding as of 11/9/98, par value $.01 per share.

Transitional Small Business Disclosure Format (check one);   YES [ ]     NO [X]

                          OneLink Communications, Inc.
                                   Form 10-QSB
                        Quarter Ended September 30, 1998


                                Table of Contents

                                                                      Page No.

PART I       Financial Information                                       3

 Item 1.    Consolidated Financial Statements (Unaudited)
                    Balance Sheets at December 31, 1997 and
                   September 30, 1998                                    3

              Statements of Operations for the three and nine months
                   ended September 30, 1998 and 1997                     4

              Statements of Cash Flows for the nine months
                   ended September 30, 1998 and 1997                     5

                    Notes to Consolidated Financial Statements           6


 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7


PART II      Other Information                                          12

Item 6      Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                              13

Exhibit Index                                                           14

                         Part 1 - Financial Information

                    Item 1. Consolidated Financial Statements

                          OneLink Communications, Inc.
                           Consolidated Balance Sheets


                                                                     September
                                                                        30,
                                                                       1998            December 31,
                                                                    (unaudited)            1997
                                                                    ---------------------------------
Assets
Current assets:
      Cash and cash equivalents                                        $449,639           $1,074,556
      Trade accounts receivable, net of allowance for
         doubtful accounts of $38,704 in 1998 and $53,023 in 1997       295,004              113,089
      Minimum lease payments receivable                                       0               17,100
      Inventory, net of reserve for
         obsolescence of $0 in 1998 and $12,000 in 1997                   4,880                4,032
      Prepaid expenses                                                   52,833               52,794
                                                                    ------------       --------------
Total current assets                                                    802,356            1,261,571

Property and equipment:
      Furniture and equipment                                           598,633              785,696
      Equipment leased to others                                         22,716              273,608
                                                                    ------------       --------------
                                                                        621,349            1,059,304
      Accumulated depreciation                                         (338,967)            (508,975)
                                                                    ------------       --------------
                                                                        282,382              550,329
Other assets:
      Deposits                                                           22,040               45,885
                                                                    ------------       --------------
                                                                         22,040               45,885
                                                                    ------------       --------------
Total Assets                                                         $1,106,778           $1,857,785
                                                                    ============       ==============
Liabilities and shareholders' equity

Current liabilities:
      Accounts payable                                                  $59,000              $74,125
      Current maturities of long-term debt                                8,508               33,773
      Customer deposits                                                     450              100,000
      Deferred revenue                                                   68,950               44,036
      Other accrued liabilities                                         490,237              343,366
                                                                    ------------       --------------
Total current liabilities                                               627,145              595,300

Long-term debt, net of current maturities                                 1,474                5,735

Shareholders' equity:
      Common stock, par value $.01 per share, Authorized shares--
         50,000,000; Issued and outstanding shares: 1998
         and 1997--4,995,607 and 4,991,696, respectively                 49,956               49,917
      Additional paid-in capital                                      8,467,086            8,467,125
      Accumulated deficit                                            (8,038,883)          (7,260,292)
                                                                    ------------       --------------

Total shareholders' equity                                              478,159            1,256,750
                                                                    ------------       --------------

Total liabilities and shareholders' equity                           $1,106,778           $1,857,785
                                                                    ============       ==============

See accompanying notes.


                                 OneLink Communications, Inc.
                             Consolidated Statements of Operations
                                          (unaudited)


                                                                Three months ended September 30,   Nine months ended September 30,

                                                                        1998          1997           1998          1997
                                                                  --------------------------------------------------------
 Revenues                                                              $632,146      $320,428    $1,910,691    $1,236,530
 Cost of revenues                                                       369,906       143,299     1,165,342       709,766
                                                                  --------------------------------------------------------
 Gross profit                                                           262,240       177,129       745,349       526,763

 Operating expenses:
      Selling                                                           106,830        57,028       340,456       344,831
      General and administrative                                        350,828       441,638     1,177,533     1,258,741
      Research and development                                           17,638        64,701        17,638       173,353
      Goodwill amortization and                                               0       527,395             0       592,542
      write-down
                                                                  --------------------------------------------------------
 Total operating expenses                                               475,296     1,090,762     1,535,627     2,369,467
                                                                  --------------------------------------------------------
 Operating loss                                                        (213,056)     (913,633)     (790,278)   (1,842,704)

 Interest income                                                          6,738         4,892        24,161        13,623
 Interest expense                                                          (445)      (10,651)       (2,041)      (21,628)
 Other income/(expense)                                                  18,299           174       (10,433)       (2,284)
                                                                  --------------------------------------------------------

 Net loss                                                            $ (188,464)    $(919,218)    $(778,591)  $(1,852,993)
                                                                  ========================================================

 Net loss per share (Basic and Diluted)                                 $ (0.04)       $(0.28)       $(0.16)       $(0.60)

 Weighted average number of shares outstanding (Basic and             4,995,607     3,292,783     4,993,600     3,070,221
 Diluted)


                          OneLink Communications, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                    Nine months ended September 30,
                                                                                        1998              1997
                                                                                   ---------------   ---------------
Operating Activities:
Net Loss                                                                               $ (778,591)      $(1,852,993)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation                                                                         182,356           217,847
     Amortization and write-down of
     goodwill                                                                                               592,542
     Write-off of accounts payable                                                             --          (108,662)
     Net (gain)/loss on sale of
     property and Equipment                                                               (28,227)           12,221
     Changes in operating assets and liabilities:
       Accounts receivable                                                               (181,915)          (77,528)
       Minimum lease pmts receivable                                                       17,100            25,650
       Inventory                                                                             (848)           17,773
       Prepaid expenses and deposits                                                          (39)          (34,263)
       Accounts payable and accrued expenses                                              131,746            16,233
       Customer Deposits                                                                  (99,550)          402,825
       Deferred revenue                                                                    24,914            29,364
                                                                                   ---------------   ---------------
Net cash used in operating activities                                                    (733,054)         (758,991)

Investing Activities:
Proceeds from sale of property and equipment                                              198,217            35,500
Purchases of property and equipment                                                       (60,554)         (258,456)
                                                                                   ---------------   ---------------
Net cash (used) provided in investing activities                                          137,663          (222,956)

Financing activities:
Proceeds from short-term financing                                                             --         1,904,500
Proceeds from issuance of stock options                                                     2,500                --
Payments on contingent notes payable                                                       (2,500)               --
Payments on short-term and long-term notes payable                                        (29,526)          (73,276)
                                                                                   ---------------   ---------------
Net cash (used) provided by financing activities                                          (29,526)        1,831,224
                                                                                   ---------------   ---------------

Increase/(Decrease) in cash and cash                                                     (624,917)          849,277
equivalents
Cash and cash equivalents at beginning of period                                        1,074,556           709,253
                                                                                   ---------------   ---------------
Cash and cash equivalents at end of period                                               $449,639        $1,558,530
                                                                                   ===============   ===============

See accompanying notes.


                          OneLink Communications, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note. 1.  Summary of Significant Accounting Policies.

Interim Financial Information
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such principles. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of OneLink Communications, Inc. (the "Company"), and notes thereto, for the fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997 and the Company's 1997 Annual Report to Shareholders.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Reclassifications
Certain prior year items have been reclassified to conform with the 1998 presentation.

New Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 in fiscal 1998. Such adoption had no material effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for annual 1998 financial reporting and has not yet evaluated the impact of such adoption on the notes to its annual consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997 and the Company's 1997 Annual Report to Shareholders.


Results of Operations
The following table sets forth certain Statement of Operations data as a percentage of revenues.


                                                                                       Nine              Nine
                                             Third                 Third               Months            Months
                                            Quarter               Quarter              Ended             Ended
                                              1998                  1997               1998               1997
                                              ----                  ----               ----               ----
      Revenues                                100.0%              100.0%             100.0%              100.0%
      Cost of revenues                         58.5                44.7               61.0                57.4
      Gross profit                             41.5                55.3               39.0                42.6
      Operating expense:
         Selling                               16.9                17.8               17.8                27.9
         General & administrative              55.5               137.8               61.6               101.8
         Research & development                 2.8                20.2                0.9                14.0
           Goodwill amortization                0.0               164.6                0.0                47.9
      Total other income (expense)              3.9                (1.7)               0.6                (0.8)
       Net loss                               (29.8)%            (286.9)%            (40.7)%            (149.9)%



Revenues
The Company's revenues for the three month period ending September 30, 1998 were $632,146, an increase of $311,718 or 97% compared to $320,428 in revenues for the three month period ending September 30, 1997. The Company's revenues for the nine month period ending September 30, 1998 were $1,910,691, an increase of $674,161 or 55% from the same period in 1997. The increase in revenue is primarily attributable to the Company's new line of business, TeleSmart(TM) Data Services. In the third quarter of 1998, the Company recognized approximately $306,000 in revenues from its TeleSmart(TM) business line. Mapping revenues for the three month period ending September 30, 1998 increased approximately $32,000 from the same period in 1997. These revenues were offset by a decrease of $23,000 in sales revenues from interactive voice response ("IVR"). The decrease in IVR revenue is consistent with the Company's plans to exit the IVR business, by the end of 1998.

Cost of Revenues
The Company's cost of revenues for the three month period ending September 30, 1998 was $369,906, an increase of $226,607 or 158% compared to $143,299 for the three month period ending September 30, 1997. For the nine month period ending September 30, 1998, the Company's cost of revenues was $1,165,342, an increase of $455,576 or 64% compared to $709,766 for the nine month period ending September 30, 1997. The increase in cost of sales for the third quarter is primarily attributable to costs associated with the Company's new line of business, TeleSmart(TM) Data Services. In the third quarter of 1998, the Company recognized approximately $247,000 in costs from its TeleSmart(TM) business line. These costs were offset by decreases of approximately $10,000 in mapping costs and $8,000 in IVR cost of sales for the three month period ending September 30, 1998 compared to the same period in 1997.

The Company's gross profit margin for the three month period ending September 30, 1998 was 42%, a decrease from 55% for the same period in 1997. For the nine month period ending September 30, 1998, the Company's gross profit margin decreased to 39% from 43% for the same period in 1997. The decrease in gross profit margin is primarily attributable to the Company's start-up phase of the TeleSmart(TM) business in 1998. In addition, the gross profit margin for the third quarter of 1997 was significantly higher due to the Company's recognition of nonrecurring revenue from different market opportunities that the Company was exploring and subsequently elected not to enter or continue.

Selling
The Company's selling expenses for the three month period ending September 30, 1998 were $106,830, an increase of $49,802 or 87% compared to $57,028 in selling expenses for the three month period ending September 30, 1997. For the nine month period ending September 30, 1998, the Company's selling expenses were $340,456, a decrease of $4,375 or 1% compared to $344,831 in selling expenses for the same period ending September 30, 1997. The increase in selling expenses for the three month period ending September 30, 1998 is primarily attributable to increased costs for personnel and travel compared to such costs for the same period in 1997.

General and Administrative
The Company's general and administrative expenses for the three month period ending September 30, 1998 were $350,828, a decrease of $90,810 or 21% compared to $441,638 in general and administrative expenses for the three month period ending September 30, 1997. For the nine month period ending September 30, 1998, the Company's general and administrative expenses were $1,177,533, a decrease of $81,208 or 6% compared to $1,258,741 in such expenses for the same period ending September 30, 1997. The decrease in the Company's general and administrative expenses is primarily attributable to a reduction in professional fees of approximately $60,000, a reduction of expenses related to the discontinued access card business of approximately $16,000 and a reduction in depreciation expense of approximately $12,000.

Research and Development
The Company's research and development expenses for the three month period ending September 30, 1998 were $17,638, a decrease of $47,063 or 73% compared to $64,701 in research and development expenses for the three month period ending September 30, 1997. For the nine month period ending September 30, 1998, the Company's research and development expenses were $17,638, a decrease of $155,715 or 90% compared to $173,353 in such expense for the same period ending September 30, 1997. In the first six months of fiscal year 1998, the Company was not required to make research and development investments. Under the Company's revised business model, development projects and product enhancements are generally paid for by the customer requesting the development or enhancement.

Goodwill
The Company had no goodwill amortization for the three month period ending September 30, 1998 compared to $527,395 in goodwill amortization for the three month period ending September 30, 1997. For the nine month period ending September 30, 1998, the Company had no goodwill amortization compared to $592,542 in amortization for the same period ending September 30, 1997. In 1997, the Company amortized goodwill related to the Company's acquisition of its access card business, Provident Worldwide Communications ("Provident"). In September 1997, the remaining goodwill related to Provident was written-off. The Company determined the asset of goodwill related to Provident to be impaired because of losses related to Provident's access card business and the inability of Provident to generate future operating income without a substantial sales volume increase.

Other Income and Expense
The Company's interest income for the three month period ending September 30, 1998 was $6,738, an increase of $1,846 or 38% compared to $4,892 in interest income for the three month period ending September 30, 1997. For the nine month period ending September 30, 1998, the Company's interest income increased to $24,161 compared to $13,623 for the same period ending September 30, 1997. The increase is attributable to an increase in cash and cash equivalents held by the Company during the three and nine month periods ending September 30, 1998. The increase in cash and cash equivalents is attributable to the Company receiving proceeds of $2,000,000 in a private placement of stock that was completed in September of 1997 (the "Private Placement").

The Company's interest expense for the three month period ending September 30, 1998 was $445, a decrease of $10,206 or 96% compared to $10,651 in interest expense for the three month period ending September 30, 1997. For the nine month period ending September 30, 1998, the Company's interest expense decreased to $2,041 from $21,628 for the same period ending September 30, 1997. The decrease resulted from interest on deferred compensation that was paid to the former CEO and a reduction in bridge loans that were outstanding in 1997. The Company had two bridge loans totaling $350,000 outstanding until September of 1997. These loans were converted into stock in the Private Placement.

The Company had other income of $18,299 for the three month period ending September 30, 1998 compared to $174 for the three month period ending September 30, 1997. For the nine month period ending September 30, 1998, the Company had other expenses of $10,433 compared to $2,284 in other expenses for the same period ending September 30, 1997. The increase in income for the three month period ending September 30, 1998 is related to a gain from the sale of IVR assets. For the nine month period ending September 30, 1998, the gain on the sale of IVR assets was offset by the settlement of a lawsuit in the first quarter and miscellaneous tax liabilities.

Net Loss
The Company incurred a net loss for the three month period ending September 30, 1998 of $188,464 compared to a net loss of $919,218 for the three month period ending September 30, 1997, a decrease in net losses of $730,754 or 79%. For the nine month period ending September 30, 1998, the Company's net losses were $778,591, a decrease of $1,074,402 or 58% compared to a net loss of $1,852,993 for the same period ending September 30, 1997. Excluding the onetime write-down of $510,696 related to access card business from the 1997 comparative numbers, the net loss for the three month and nine month periods ending September 30, 1998 would have decreased $220,058 or 54% and $563,706 or 42%, respectively. The decline in the Company's net losses is attributable to increased revenues from the Company's TeleSmart(TM) Data Services products and management's decision to streamline the Company's operations, resulting in declining operating expenses.

Year 2000 Update
The Company has instituted a Year 2000 project to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In the fourth quarter of 1997, the Company conducted a review of its systems and operations to identify the impact of the Year 2000 issue. The review concluded that the software created by the Company and the Company's internal operations will not require Year 2000 modifications. The total cost associated with testing and modifications to become Year 2000 compliant is not expected to be material to the Company's financial position.

The Company's key customers are the Regional Bell Operating Companies and Independent Telephone Operating Companies. The Company's Year 2000 readiness also depends upon Year 2000 compliance of the Company's key customers and suppliers. The failure on the part of the Company's key customers or suppliers to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

Under the "worst case scenarios" the Year 2000 problem may cause interruptions in telephone services provided by the Company's customers. Interruptions in telephone services and the information behind the services could have a material adverse effect on the Company's business. However, the occurrence and duration of such interruptions is beyond the Company's control such that no effective contingency plan is available. The Company will endeavor to have sufficient cash reserves to meet its expenses if a short-term interruption in telephone services occurs, but there can be no assurance such reserves will be available, or will be sufficient.


Liquidity and Capital Resources
The Company had cash of $449,639 and working capital of $175,210 as of September 30, 1998. Cash used in operating activities during the three month and nine month periods ending September 30, 1998 was $86,376 and $733,051, respectively. Management believes working capital will be sufficient to support the Company's operating capital needs for the remainder of fiscal year 1998, assuming the Company is able to generate sufficient revenues and control expenses during the remainder of the fiscal year.

The Company reviewed its strategy and various lines of business during fiscal year 1997 to determine the best course of action to stem ongoing losses and generate increased revenues in fiscal year 1998. As a result of the review, the Company exited the access card business that could not contribute a profitable cash flow and is in the process of exiting the IVR business to focus on providing its enhanced management reporting services to the telecommunication industry through its TeleSmart(TM) Data Services. This service combines raw telecommunications data with geographic information service technology to produce enhanced caller reporting for business analysis and marketing purposes. Management believes it is the first to market this type of enhanced service and is focusing the Company's efforts on capitalizing on this opportunity.

In November 1997, the Company signed a multi-year agreement with U S WEST to provide enhanced management reports to U S WEST's customers through the Company's TeleSmart(TM) Services. U S WEST launched TeleSmart(TM) Services in July 1998 to its customers. In September 1998, the Company signed a multi-year agreement with Cincinnati Bell Telephone Company ("CBT") for the TeleSmart(TM) Services. The Company is aggressively marketing its TeleSmart(TM) Services to other Regional Bell Operating Companies, Independent Telephone Operating Companies, Competitive Local Exchange Carriers, InterExchange Carriers and the Teleservices Industry.

Management believes the Company can meet its working capital requirements in fiscal year 1998 based upon: (i) generating sales that approximate the Company's fiscal 1997 sales; and (ii) avoiding any significant increase in expenses. However, an unsuccessful product launch by both U S WEST and CBT or insufficient sales volumes in the Company's TeleSmart(TM) Data Services could have a material effect on the Company's working capital projections and ability to continue its business.

While the Company believes it can increase its revenues and improve its cash flow, there are no assurances that it will be successful in doing so. Management expects the Company will need to raise additional financing in the first half of 1999 to fund the Company's revenue growth and business expansion. The Company has the option to redeem two million warrants that were sold in the Private Placement at $1.50 per share. Exercise of the Company option could provide additional capital of up to $3,000,000 to the Company. The Company may also consider issuing additional shares of stock at a price that would likely result in dilution of existing shareholders. Should the Company seek additional capital through its redemption option, through a stock sale or through debt financing, there is no assurance that warrant holders would exercise their warrants, additional shares of the Company's stock can be sold, or that additional capital will be available to the Company on acceptable terms, if at all.

Forward Looking Statements
This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements included in this document that address activities, events or developments that OneLink expects, believes or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include general economic conditions, changes in interest rates, increased competition in the Company's market area, acceptance by telecommunications customers and increased regulation of the telecommunications industry.

                            PART II Other Information

Items 1. through 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the stockholders of the Company was held on May 22, 1998. Ronald E. Eibensteiner, Paul F. Lidsky, Vin Weber, John F. Stapleton and Thomas
M. Kieffer were elected directors of the Company to serve until the next annual meeting of stockholders and until their successors have been duly elected and qualified. 4,652,394 shares were voted in favor of the election of each nominee and 7,794 shares withheld authority to vote for each nominee.

The stockholders approved the appointment of Ernst and Young LLP as independent public accountants for the current fiscal year by a vote of 4,650,088 shares in favor, with 16,100 shares against, no shares abstaining, and no shares represented by broker nonvotes.

Item 5.  Other Information

On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to 14a-4(c) (1) governs the Company's use of its discretionary proxy voting authority to vote on a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      10.16 Agreement dated September 30, 1998 between Cincinnati Bell Telephone Company and OneLink Communications, Inc. [Confidential treatment has been requested for portions of this Agreement]
      11.      Computation of Earnings Per Common Share
      27.      Financial Data Schedule

(b)   Reports on Form 8-K
      The Company filed a report on Form 8-K on July 31, 1998. Such Form reported the change in the Company's independent auditors to Lund Koehler Cox & Arkema LLP.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONELINK COMMUNICATIONS, INC.
                                          (Registrant)


Date: November 13, 1998                   BY: /s/ Paul F. Lidsky
                                          President and Chief Executive Officer


                                          BY: /s/ Michael J. Ryan
                                          Chief Financial Officer

                                  Exhibit Index

                          OneLink Communications, Inc.
                                   Form 10-QSB

Exhibit Number    Description

    10.16         Agreement dated September 30, 1998 between Cincinnati Bell
                  Telephone Company and OneLink Communications, Inc. *
    11            Computation of Earnings Per Common Share
    27            Financial Data Schedule (filed only in electronic format)


-------------------------------------
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.