Form 10KSB
period 1998-12-31
ONELINK COMMUNICATIONS INC
filed 1999-03-31
CIK 891389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998.

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

           Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           The Company's revenues from continuing operations for the fiscal year ended December 31, 1998 totaled $1,417,131.

           The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 22, 1999 was approximately $4,709,000 based on the average of the closing bid and ask price of the registrant's Common Stock on such date. The number of shares outstanding of the registrant's $.01 par value common stock, as of March 22, 1999 was 6,698,607.

Transitional Small Business Issuer Format (Check One):

                                Yes ____ No _X__

                       Documents Incorporated By Reference

           Portions of the registrant's Proxy Statement for its May 25, 1999 Annual Meeting, which will be filed by April 25, 1999, are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

                          ONELINK COMMUNICATIONS, INC.

                                TABLE OF CONTENTS
                                                                           Page

PART I

 ITEM   1.  Description of Business.................................        3

 ITEM   2.  Description of Property.................................        5

 ITEM   3.  Legal Proceedings.......................................        5

 ITEM   4.  Submission of Matters to a Vote of Security Holders.....        5

PART II

 ITEM   5.  Market for Common Equity and Related Stockholder
              Matters...............................................        5

 ITEM   6.  Management's Discussion and Analysis or
              Plan of Operation ....................................        6

 ITEM   7.  Financial Statements....................................       10

 ITEM   8.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................       24

PART III

 ITEM   9.  Directors, Executive Officers , Promoters and Control
              Persons; Compliance With Section 16(a) of the
              Exchange Act..........................................       24

 ITEM  10.  Executive Compensation..................................       25

 ITEM  11.  Security Ownership of Certain Beneficial Owners and
               Management...........................................       25

 ITEM  12.  Certain Relationships and Related Transactions..........       25

PART IV

 ITEM  13.  Exhibits and Reports on Form 8-K........................       25

                                     PART I

Item 1.    Description of Business

General

OneLink Communications, Inc. (the "Company" or "OneLink") was incorporated in Minnesota in June, 1990. The Company specializes in transforming raw telecommunications data into reports, containing information pertaining to caller location, frequency of calls, unanswered calls, busy calls, etc., referred to in the industry as "business intelligence" that enables management to make better informed and more accurate decisions. The Company markets its TeleSmartTM Data Services solutions to telecommunications providers who provide these services to their customers as value-added enhancements to strengthen customer relationships and increase customer satisfaction, loyalty and retention.

Historically, the Company has focused on the design, development and operation of interactive voice response (IVR) systems. OneLink's IVR systems facilitated caller information transactions by collecting and distributing information, creating customer databases and accessing location-specific services by telephone on a fully automated basis. In 1998, the Company discontinued the deployment and service of its interactive technologies and solutions and focused on becoming a management reporting and business intelligence partner for telephone companies.

Products and Services

The Company provides a wide range of business intelligence services using its in-house data processing facilities and expertise. The Company also offers professional services aimed at supporting the consulting, development and implementation needs of its customers.

     TeleSmartTM Data Services
     OneLink's TeleSmartTM service transforms raw telecommunications data into visual business intelligence by converting the data into tabular, graphic and geographic formats that can be easily interpreted by business managers. OneLink's data processing, database expertise and its proprietary use of Geographic Information Service (GIS) methodology enables OneLink to track caller information and assemble it into coherent reports. These reports strengthen a customer's insight into their customer base and creates market intelligence. GIS technology is being used increasingly by businesses to provide information needed to shape decisions and to translate large amounts of tabular information into easy-to-read graphic formats.

     The Company is expanding its TeleSmartTM Data Services within the telecommunications industry by offering enhanced reporting and mapping services for business analysis and marketing purposes. The Company has developed these TeleSmartTM products and services with the intention of focusing its sales efforts on the Regional Bell Operating Centers (RBOCs), new Local Access Carriers, existing InterExchange Carriers and the Teleservices Industry.

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

Interactive computer telephony, including IVR systems, has become a major component in providing both product and service differentiation within the telecommunications industry. However, these products are increasingly viewed and priced as commodity products. There are many sources of interactive technology and solutions which also lead to competition and price sensitivity. Because of this, OneLink's management exited the IVR business in 1998 and focused its resources on the development of its TeleSmartTM products.

Systems Design

The Company's systems are designed using an open architecture for maximum flexibility with respect to the adoption of new modular applications, customization of specific applications and incorporation of new technology. The systems are an integration of proprietary software with products from a variety of leading outside software vendors. Each system is designed around a basic modular architecture and an interactive database module. The Company's systems primarily use industrial grade micro computer hardware supplied by various manufacturers. All OneLink applications utilize NT and UNIX operating system software in order to manage the complex requirements of new services, increasing call volumes and to readily allow user specific customization.

Sales and Marketing

The Company's primary sales and marketing strategy focuses on providing enhanced management reporting and business intelligence services to telephone companies. The Company sells its products directly through its own sales force and indirectly through business alliances. OneLink sales representatives attend trade shows likely to attract users of its products. The Company advertises in publications tailored to businesses having the potential to use the Company's products and, in addition, uses direct mailing, telephone and personal contact to reach its markets.

Primary Customers

During 1998, the Company's revenues from continuing operations were $1,417,131. Revenues from U S WEST Communications, Inc. and Cincinnati Bell Telephone accounted for approximately $930,000 or 66% and $240,000 or 17% of revenues from continuing operations, respectively. This revenue was primarily for the development, implementation and the use of OneLink's TeleSmartTM products.

Competition

The Company is not aware of any current competitor that provides a product or service materially similar to TeleSmartTM Data Services or Call Graphics Software. Some telephone companies and RBOCs have previously offered segments of management reports that are similar to those created by the Company's TeleSmartTM Data Services, but prior to OneLink's entry into the field, none appear to have offered a complete package of reports and end user software specifically aimed at capturing incoming caller information. Companies with significant financial resources, application development expertise and telecommunications experience may attempt to duplicate OneLink's products and services in this area. However, the Company believes time to market is a key success factor and at this time, the Company believes it is first to market with these products.

The Company's interactive voice response systems and services represent a rapidly evolving market with competition from many companies pursuing the development of competing interactive computer telephony systems. Most of the Company's competitors had substantially greater capital resources, research and development staffs and facilities, and greater experience in the production and marketing of products than the Company. Because of this, OneLink's management has discontinued its IVR operations and focused its resources on the development of its TeleSmartTM products.

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

Research and Development

Research and development expenses were $71,322, $349,046 and $367,792 for the years ended December 31, 1998, 1997 and 1996, respectively. In 1998, the Company reduced its research and development expenditures by adopting a business model where development projects and product enhancements were generally paid by the customers requesting the development or enhancement. Research and development expenses incurred in 1998 were primarily related to increasing the functionality and capabilities of the TeleSmartTM product and the initial research to take the TeleSmart product to the internet. Research and development costs for 1997 and 1996 were incurred in connection with the Company's IVR operations and are included in discontinued operations.

Employees

As of December 31, 1998 the Company had 18 employees. This included 10 people working with the Company's TeleSmart product and 8 people in sales, administration and finance. The Company has a relationship with one independent contractor and may, from time-to-time, use other outside contractors for specific projects. The Company believes its relations with its employees are good.
None of the Company's employees are represented by a labor union.

Item 2.    Description of Property

The Company leases approximately 8,228 square feet of commercial office and warehouse space for $7,542 per month plus taxes, common area expenses and utilities at 10340 Viking Drive, Suite 150, Eden Prairie, Minnesota 55344 under a lease which will terminate on June 30, 2003. The Company has an option to extend the lease term for an additional five years.

Item 3.    Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the Company's fourth quarter.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

In 1997, the Company's Common Stock was traded in the over-the-counter market with prices quoted on the Nasdaq SmallCap Market under the symbol "ONEL". On February 26, 1998, the Company's Common Stock was delisted from the Nasdaq

SmallCap Market for failure to meet the new net tangible asset rules that went into effect on February 23, 1998. The Company's Common Stock is currently traded in the over-the-counter market with prices quoted on the OTC Bulletin Board under the symbol "ONEL".

The following table sets forth the high and low bid prices for the Company's Common Stock as reported by the OTC Bulletin Board in 1998 and by Nasdaq in 1997:

                                    Year Ending December 31, 1998
                                    -----------------------------
                                    High                     Low
                                    ----                     ---
         First Quarter           $ 1.250                $  0.156
         Second Quarter            2.875                   0.721
         Third Quarter             2.438                   1.313
         Fourth Quarter            1.500                   0.969

                                    Year Ending December 31, 1997
                                    -----------------------------
                                   High                     Low
                                   ----                     ---
         First Quarter          $ 2.375                 $ 1.000
         Second Quarter           2.750                   1.500
         Third Quarter            1.750                   1.188
         Fourth Quarter           2.625                   1.000

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The approximate number of stockholders of record of the Common Stock as of March 22, 1999 was 900.

The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

In the first quarter of 1998, the Company issued 1,411 shares of Common Stock, at $.66 per share, to a holder of an outstanding warrant upon the holder's exercise of such warrant. This was a non-cash transaction, where the holder of the warrants originally had 5,744 warrants. The calculation of 1,411 shares was based on the fair market value of $0.875 per share. Such shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

Item 6.    Management's Discussion and Analysis

Results of Operations

The following table sets forth, for the periods indicated, certain Statements of Operations data as a percentage of revenues.


                                                For Twelve Months
                                                Ended December 31
                                                -----------------
                                                 1998             1997
                                                 ----             ----

      Revenues                                 100.0%           100.0%
      Cost of revenues                          66.9%            80.3%
      Gross Profit                              33.1%            19.7%
      Research & development expenses            5.0%             0.0%
      Selling expenses                          25.8%            11.0%
      General & administrative expenses         83.2%           143.7
      Total operating expenses                 114.0%           154.7%

      Interest & other income/(expense)          0.5%           (5.0%)
      Income from continuing operations        (80.5%)         (139.9%)
      Discontinued operations income/(loss)     13.3%          (63.3%)
      Gain/(loss) on disposal of assets from
       discontinued operations                   2.0%          (53.6%)
      Net Income/(loss)                        (65.2%)         (256.8%)

      Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
      ---------------------------------------------------------------------

Revenues from Continuing Operations
The Company's revenues from continuing operations for the year ending December 31, 1998 were $1,417,131, an increase of $440,842 or 45% compared to $976,289 for the same period ending December 31, 1997. In 1997, the Company recognized one-time revenues of approximately $760,000 for the initial development of its TeleSmartTM prototype. Continuing revenues, excluding the one-time revenues, increased $1,200,842 or 555% in 1998. Revenues from the TeleSmart service bureau increased approximately $431,000 from customers activating the service in 1998. Revenues from consulting/development projects increased by approximately $770,000. The increase was a result of adding an additional telephone company in 1998 and charging customers for additional development and product enhancement relating to the TeleSmart product.

Cost of Revenues and Gross Profit from Continuing Operations
The Company's cost of revenues from continuing operations for the year ending December 31, 1998 was $948,178 compared to $783,804 for the same period in 1997, an increase of $164,374, or 21%. In 1997, approximately $584,000 was related to the initial development cost of the Company's TeleSmartTM prototype. Excluding the costs to build the prototype, cost of revenues increased approximately $750,000 in 1998. The increase is attributable to increased consulting and service bureau revenue and consisted of approximately $430,000 for external consulting costs and approximately $260,000 for additional personnel working with the TeleSmart product and development of related products. In addition, depreciation expense increased by approximately $44,000 on computer equipment being used to run and support the service bureau and consulting revenue streams.

The gross profit from continuing operations for the year ending December 31, 1998 was $468,953 compared to $192,485 for the same period ended December 31, 1997, an increase of $276,468 or 144%. Gross profit, as a percentage of revenues was 33% in 1998 compared to 20% for the same period in 1997. The increase in the Company's gross profit margin is attributable to customers increasing their use of the Company's TeleSmartTM services and higher margins obtained on consulting revenues. In 1997, the Company accepted a lower margin on the development of the TeleSmart prototype to accelerate the product launch.

Research and Development Costs from Continuing Operations
Research and development expenses from continuing operations for the year ending December 31, 1998 were $71,322. There were no comparable research and development costs in 1997. In 1998, the Company adopted a business model where development projects and product enhancements were generally paid by the customers requesting the development or enhancement. Research and development expenses incurred in 1998 were primarily related to increasing the functionality and capabilities of the TeleSmartTM product and the initial research to take the product to the internet. Research and development costs for 1997 were incurred in connection with the Company's IVR operations and are included in discontinued operations.

Selling Costs from Continuing Operations
Selling expenses from continuing operations for the year ended December 31, 1998 were $365,785, an increase of $257,935 compared to $107,850 for the same period in 1997. In late 1997, the Company sold and developed the TeleSmart prototype to U S WEST. In 1998, the Company started marketing the product to other telephone companies. The increase in the Company's selling expense was primarily due to increased costs of approximately $200,000 for sales personnel and approximately $34,000 for new marketing materials for the Company's TeleSmart product.

General and Administrative Costs from Continuing Operations
The Company's general and administrative expenses from continuing operations for the year ended December 31, 1998 were $1,179,119 compared to $1,402,467 for the same period in 1997, a decrease of $223,348 or 16%. The decrease is the result of several one-time events that occurred in 1997, including: personnel search costs of approximately $117,000 for a new President and for a Vice President of Sales and Marketing and consulting costs of approximately $71,000 for an interim Chief Operating Officer. In addition, depreciation of office assets and other professional fees, including legal, audit and tax, decreased by approximately $100,000. These decreases were offset by an increase in the Company's compensation expense of approximately $130,000.

Other Income and Expense from Continuing Operations
Interest income from continuing operations for the year ended December 31, 1998 was $29,099 compared to $29,935 for the same period in 1997. Interest expense from continuing operations for the year ended December 31, 1998 was $2,195 compared to $74,802 for the same period in 1997. The decrease in interest expense is primarily due to a reduction in bridge loan financing needed in 1998 and the decrease in capital leases. Other non-interest expense from continuing operations was $20,180 for the year ended December 31, 1998 compared to $3,509 for the same period in 1997. Included in the balance for 1998 was a lawsuit settlement of $20,000.

Discontinued Operations Income/(Loss)
For the year ended December 31, 1998, the Company's revenues from discontinued operations was $914,381, compared to $1,320,046 for the same period in 1997. The decrease in revenues resulted from the Company's decision to exit the IVR business in 1998. Cost of revenues for the year ended December 31, 1998 decreased to $455,357, from $531,753 in 1997. Since the Company had made the decision to exit the IVR business in early 1998, there were no expenses incurred in 1998 for selling or research and development. In comparison, the Company had selling expenses of $379,717 and research and development expenses of $349,046 in 1997. General and administrative expenses and other income/expense for the year ended December 31, 1998 were $270,373 compared to $677,280 for the same period in 1997. This decrease was primarily a result of reduced personnel costs in 1998.

Gain/(Loss) on Disposal of Assets from Discontinued Operations
The gain on disposal of assets from discontinued operations was $28,227 for the year ended December 31, 1998 compared to a loss on the disposal of assets from discontinued operations of $522,917 for the year ended December 31, 1997. The 1998 gain resulted from the sale of the remaining IVR assets. The 1997 loss was a result of the Company writing down the goodwill of $510,696 for the access card business and the sale of the remaining access card assets at a loss of $12,221.

Net Loss
The Company incurred a net loss of $923,671 for the year ended December 31, 1998 compared to a net loss of $2,506,875 for the prior year. This is a decrease of $1,583,204 or 63%.

Liquidity and Capital Resources

The Company had positive working capital of $74,021 and $677,158 at December 31, 1998 and December 31, 1997, respectively. During 1998, cash used in operations was $740,672 primarily resulting from a net loss of $923,671, offset by depreciation of $227,944. Cash used in 1998 for investing activities was $95,407 for the purchase of property and equipment. An additional $198,217 was provided from the sale of IVR assets.

In late 1997, the Company reviewed its strategy and multiple lines of business to determine the best course of action to stem ongoing losses and generate increased revenues. In 1998, the Company elected to focus on providing enhanced management reporting services to the telecommunication industry and exited lines of businesses that could not contribute a profitable cash flow. The Company's TeleSmartTM Data Services and Call Graphics Software combine raw telecommunications data with geographic information service technology to produce enhanced caller reporting for business analysis and marketing purposes. The Company has marketed TeleSmartTM products and services to the Regional Bell Operating Companies, new Local Access Carriers, existing InterExchange Carriers and the Teleservices Industry.

On February 4, 1999 the Company called warrants issued as part of the 1997 Private Placement. The calling of the warrants raised $1,900,000 (of these proceeds $225,000 is due no later than May 6, 1999), which will be used for further development of products related to TeleSmart Data Services and general operations. Management believes that revenues to be generated from operations combined with the proceeds from the warrant call will be sufficient to support the Company's working capital needs for the foreseeable future, assuming the Company is able to generate sufficient revenues and control expenses during fiscal year 1999. As a result, the Company's ability to meet its working capital requirements in fiscal year 1999 will depend upon: (i) generating sales which exceed the Company's fiscal 1998 sales; and (ii) avoiding any significant increase in expenses. Failure to meet these projections may have a material effect on the Company's ability to continue its business. Should the Company seek additional financing, there is no assurance that additional capital will be available to the Company on acceptable terms or at all. In order to obtain additional capital, the Company may issue equity securities at a price that would result in dilution to existing shareholders.

New Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in the financial statements. OneLink Communications does not currently have any comprehensive income, and therefore, will measure the impact of this statement, as it becomes necessary.

In June 1998, the FASB issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. OneLink Communications is not currently involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement, as it becomes necessary.

Year 2000 Review
The Company has instituted a Year 2000 project to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In the fourth quarter of 1997, the Company conducted a review of its systems and operations to identify the impact of the Year 2000 issue. The review concluded that the software created by the Company and the Company's internal operations will not require Year 2000 modifications. The total cost associated with testing and modifications to become Year 2000 compliant is not expected to be material to the Company's financial position.

The Company's key customers are the Regional Bell Operating Companies and Independent Telephone Operating Companies. The Company's Year 2000 readiness also depends upon Year 2000 compliance of the Company's key customers and suppliers. The failure on the part of the Company's key customers or suppliers to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. In addition, Year 2000 issues at key customers and prospects could slow down the deployment or delay new product launches as they devote more resources to Year 2000 issues. Such failures or delays could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

Under the "worst case scenarios", the Year 2000 problem may cause interruptions in telephone services provided by the Company's customers. Interruptions in telephone services and the information behind the services could have a material adverse effect on the Company's business. However, the occurrence and duration of such interruptions is beyond the Company's control such that no effective contingency plan is available. The Company will endeavor to have sufficient cash reserves to meet its expenses if a short-term interruption in telephone services occurs, but there can be no assurance such reserves will be available, or will be sufficient.

Forward Looking Statements

This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements included herein that address activities, events or developments that OneLink expects, believes or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include general economic conditions, changes in interest rates, increased competition in the Company's market area, acceptance by telecommunications customers and increased regulation of the telecommunications industry generally.

Item 7.    Financial Statements

                 Report of Independent Auditors for Fiscal 1998


To OneLink Communications, Inc.:

We have audited the accompanying balance sheet of OneLink Communications, Inc. as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OneLink Communications, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                          /s/ Lund Koehler Cox & Arkema, LLP


Minneapolis, Minnesota
January 29, 1999 (except for
Note 13 that is dated March 31, 1999)

                 Report of Independent Auditors for Fiscal 1997

To the Shareholders
OneLink Communications, Inc.

We have audited the accompanying consolidated balance sheet of OneLink Communications, Inc. (formerly MarketLink, Inc.) as of December 31, 1997, and the related consolidated statement of operations, shareholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OneLink Communications, Inc. at December 31, 1997, and the consolidated results of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 14 to the 1997 financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern without obtaining additional capital. Management's plans as to these matters are also described in Note 14. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/ Ernst & Young LLP
Minneapolis, Minnesota
February 27, 1998

OneLink Communications, Inc.
Consolidated Balance Sheets

                                                                                   December 31
                                                                             1998              1997
                                                                       ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                   $420,600    $   1,074,556
   Trade accounts receivable, net of allowance for doubtful accounts
     of $10,000 in 1998 and 1997                                                203,798          136,802
   Minimum lease payments receivable                                                  -           17,100
   Computer parts and supplies                                                   12,751            4,032
   Prepaid expenses                                                              14,190           39,655
                                                                       ------------------------------------
Total current assets                                                            651,339        1,272,145
                                                                       ------------------------------------
Property and equipment:
   Furniture and equipment                                                      628,475          785,696
   Equipment leased to others                                                         -          273,607
                                                                       ------------------------------------
                                                                                628,475        1,059,303
   Accumulated depreciation                                                    (359,334)        (508,975)
                                                                       ------------------------------------
                                                                                269,141          550,328
                                                                       ------------------------------------
Deposits                                                                         14,916           35,311
                                                                       ------------------------------------
Total assets                                                                   $935,396       $1,857,784
                                                                       ====================================
Liabilities and shareholders' equity
Current liabilities:
   Current maturities of long-term debt                                        $  3,414       $   33,773
   Accounts payable                                                             149,047           74,125
   Accrued expenses                                                             422,157          343,366
   Deferred revenue                                                               2,700          143,723
                                                                       ------------------------------------
Total current liabilities                                                       577,318          594,987

Unearned lease income                                                                 -              313
Long-term debt, net of current maturities                                             -            5,735
                                                                       ------------------------------------
Total liabilities                                                               577,318          601,035
                                                                       ------------------------------------
Shareholders' equity:
   Common stock, par value $.01 per share:
     Authorized shares--50,000,000
     Issued and outstanding shares:
       1998--5,015,607 and 1997--4,991,696                                       50,156           49,917
   Additional paid-in capital                                                 8,491,886        8,467,125
   Accumulated deficit                                                       (8,183,964)      (7,260,293)
                                                                       ------------------------------------
Total shareholders' equity                                                      358,078        1,256,749
                                                                       ------------------------------------

                                                                       ------------------------------------
Total liabilities and shareholders' equity                                     $935,396       $1,857,784
                                                                       ====================================
See accompanying notes.



OneLink Communications, Inc.
Consolidated Statements of Operations
                                                                                 Year ended December 31
                                                                                  1998             1997
                                                                           ------------------------------------
     Continuing Operations:
     Revenues                                                                    $1,417,131          $976,289
     Cost of revenues                                                               948,178           783,804
                                                                           ------------------------------------
     Gross profit                                                                   468,953           192,485
                                                                           ------------------------------------
     Operating expenses:
        Selling                                                                     365,785           107,850
        Research and development                                                     71,322                 -
        General and administrative                                                1,179,119         1,402,467
                                                                           ------------------------------------
     Total operating expenses                                                     1,616,226         1,510,317
                                                                           ------------------------------------
     Operating loss                                                              (1,147,273)       (1,317,832)

     Other income (expense):
        Interest income                                                              29,099            29,935
        Interest expense                                                             (2,195)          (74,802)
        Other expense                                                               (20,180)           (3,509)
                                                                           ------------------------------------
     Income from continuing operations                                           (1,140,549)       (1,366,208)

     Discontinued Operations:
         Discontinued operations income (loss)                                      188,651          (617,750)
         Gain (loss) on disposal of assets from discontinued operations              28,227          (522,917)
                                                                           -----------------------------------
     Net loss                                                                     $(923,671)      $(2,506,875)
                                                                           ====================================
     Net loss from continuing operations per common share:
        Basic and diluted                                                        $(.23)           $(.38)

     Net loss per common share:
        Basic and diluted                                                        $(.18)           $(.71)

     Weighted average number of shares outstanding:
        Basic and diluted                                                        4,994,161        3,549,401


     See accompanying notes.


OneLink Communications, Inc.
Consolidated Statements of Shareholders' Equity


                                                           Common Stock         Additional                      Total
                                                    ---------------------------  Paid-In      Accumulated   Shareholders'
                                                       Shares       Amount       Capital        Deficit         Equity
                                                    ------------------------------------------------------------------------
Balance at December 31, 1996                           2,943,831     $29,438     $6,346,663    $(4,753,418)    $1,622,683
   Private placement net of expenses of $81,282        2,000,000      20,000      1,898,708              -      1,918,708
   Exercise of stock warrants                             47,865         479           (229)             -            250
   Issuance of warrants for services                           -           -        167,383              -        167,383
   Issuance of warrants in connection with bridge
     financing                                                 -           -         54,600              -         54,600
   Net loss                                                    -           -              -     (2,506,875)    (2,506,875)
                                                    ------------------------------------------------------------------------
Balance at December 31, 1997                           4,991,696      49,917      8,467,125     (7,260,293)     1,256,749
   Exercise of stock warrants                              1,411          14            (14)             -              -
   Exercise of stock options                              22,500         225         22,275              -         22,500
   Payments paid on contingent stockholder notes               -           -         (2,500)             -         (2,500)
   Issuance of warrants for services                           -           -          5,000              -          5,000
   Net loss                                                    -           -              -       (923,671)      (923,671)
                                                    ------------------------------------------------------------------------
Balance at December 31, 1998                           5,015,607     $50,156     $8,491,886    $(8,183,964)      $358,078
                                                    ========================================================================


See accompanying notes.

OneLink Communications, Inc.
Statements of Cash Flows

                                                                             Year ended December 31
                                                                             1998              1997
                                                                       ------------------------------------
Operating activities
Net loss                                                                     $(923,671)     $(2,506,875)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                              227,944          317,931
     Amortization and write-down of goodwill                                         -          592,542
     Write-down of assets                                                        2,505          164,816
     Write-off of accounts payable                                                   -         (108,662)
     Warrants issued for bridge financing                                            -           54,600
     Warrants issued for services                                                5,000          167,383
     Loss (gain) on sale of property and equipment                             (28,227)          12,221
     Changes in operating assets and liabilities:
       Trade accounts receivable                                               (66,996)         (22,201)
       Minimum lease payments receivable                                        17,100           17,100
       Computer parts and supplies                                              (8,719)          36,937
       Prepaid expenses and deposits                                            22,015          251,173
       Investment in sales type leases                                            (313)          12,944
       Accounts payable and accrued expenses                                   153,713          (25,561)
       Customer deposits                                                             -         (197,175)
       Deferred revenue                                                       (141,023)         102,543
                                                                       ------------------------------------
Net cash used in operating activities                                         (740,672)      (1,130,284)
                                                                       ------------------------------------
Investing activities
Purchases of property and equipment                                            (95,407)        (376,257)
Proceeds from the sale of equipment                                            198,217           35,500
                                                                       ------------------------------------
Net cash provided by (used in) investing activities                            102,810         (340,757)
                                                                       ------------------------------------
Financing activities
Net proceeds from short-term debt                                                    -          350,000
Payments on short-term and long-term notes payable                             (36,094)         (82,387)
Payments on contingent stockholder notes                                        (2,500)               -
Proceeds from issuance of stock options                                         22,500                -
Proceeds from issuance of common stock                                               -        1,568,708
Proceeds from warrants exercised                                                     -              250
                                                                       ------------------------------------
Net cash provided by (used in) financing activities                            (16,094)       1,836,571
                                                                       ------------------------------------
Increase (decrease) in cash and cash equivalents                              (653,956)         365,530
Cash and cash equivalents at beginning of year                               1,074,556          709,026
                                                                       ------------------------------------
Cash and cash equivalents at end of year                                      $420,600   $    1,074,556
                                                                       ====================================
Supplemental Cash Flow Information
Cash paid for interest                                                          $2,195          $77,452
Cash paid for income taxes                                                           -                -
Noncash investing and financing activities:
   Exercise of stock warrants                                                      $14             $229
   Conversion of short-term debt into common stock                                   -         $350,000

See accompanying notes.

OneLink Communications, Inc.
Notes to Consolidated Financial Statements

1. Description of Business

OneLink Communications, Inc. (the "Company" or "OneLink") was incorporated in Minnesota in June 1990. The Company specializes in transforming raw telecommunications data into reports, containing information pertaining to caller location, frequency of calls, unanswered calls, busy calls, etc. referred to in the industry as "business intelligence" that enables management to make better informed and more accurate decisions. The Company markets its TeleSmart(TM) Data Services solutions to telecommunications providers who provide these services to their customers as value-added enhancements to strengthen customer relationships and increase customer satisfaction, loyalty and retention.

Historically, the Company has focused on the design, development and operation of interactive voice response (IVR) systems. OneLink's IVR systems facilitated caller information transactions by collecting and distributing information, creating customer databases and accessing location-specific services by telephone on a fully automated basis. In 1998, the Company discontinued the deployment and service of its interactive technologies and focused on becoming a management reporting and business intelligence partner for telephone companies.

2. Summary of Accounting Policies

Consolidated Financial Statements
The financial statements include the accounts of OneLink Communications, Inc. and its wholly-owned subsidiary, Provident Worldwide Communications, Inc. ("Provident"). Provident was dissolved in 1998. All references to the Company in these financial statements relate to the consolidated entity. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition
Revenue for operating leases and services is recognized at the end of each month in which service is provided. Revenue for product sales is recorded upon shipment. Revenue on certain contracts may require revenue recognition under contract accounting rules, whereby revenue is recognized on a percentage of completion basis.

Deferred revenue consists of amounts paid by customers for future services. Deferred revenues are recognized on a straight-line basis over the period of the service agreement or upon completion of the contract.

The Company extends unsecured credit to customers in the normal course of business.

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

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents, which are available-for-sale, approximates market value. The balances, at times, may exceed federally insured limits.

Computer Parts and Supplies
Computer parts and supplies are valued at the lower of cost, first-in, first-out
(FIFO) method, or market.

Property and Equipment
Property and equipment is stated at cost. Depreciation expense is recognized on the straight-line basis over the estimated useful life of the equipment. Equipment leased to others is depreciated over the life of the lease.

Income Taxes
The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities.

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

Fair value of financial instruments
The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of debt approximates the current rates at which the Company could borrow funds with similar remaining maturities.

Reclassifications
Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation. The reclassifications had no impact on net loss or shareholders' equity.

3. Provident Acquisition and IVR Discontinued Operations

On August 2, 1996 the Company acquired the business and substantially all of the assets of Provident through the issuance of 230,000 stock options valued at $265,645 and the assumption of $380,806 in net liabilities.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the cost was allocated to the assets based on their fair value at the date of acquisition. The excess of purchase price over fair value of the net assets acquired was $646,451 and was allocated to goodwill. In September 1997, the Company recorded a goodwill write-down of $510,696. The write-down eliminated the remaining goodwill of the Company related to the acquisition of Provident. The write-down of the goodwill and the subsequent sale of the remaining assets acquired from Provident have been included in the loss on disposal of assets from discontinued operations.

During 1998, the Company completed the discontinuance of its IVR operations (of which Provident was a part of) and sold the IVR related assets of the segment. The operating results, sale of all IVR assets and the related asset write-downs are accounted for as discontinued operations in the Consolidated Statements of Operations. Based on the Company's net operating loss carryforwards (see Note
9), no income tax benefit was recorded in the years ended December 31, 1998 and 1997. A summary of operations relating to discontinued operations is as follows:



                                                                                 Year ended December 31
                                                                                  1998             1997
                                                                           ------------------------------------
     Revenues                                                                      $914,381        $1,320,046
     Cost of revenues                                                               455,357           531,753
                                                                           ------------------------------------
     Gross profit                                                                   459,024           788,293

     Operating and other expenses (income):
        Selling                                                                           -           379,717
        Research and development                                                          -           349,046
        General and administrative                                                  270,373           677,280
                                                                           ------------------------------------
     Income (loss) from discontinued operations                                    $188,651         $(617,750)
                                                                           ====================================


4. Other Accrued Liabilities

At December 31, 1995, the Company reclassified payables related to the pursuit of the N11 application in Atlanta, Georgia in 1993 and 1994 into other accrued liabilities. In 1997, the Company determined that it was unlikely that they would have to pay the remaining balances and subsequently wrote off $108,662 of payables in 1997.

5. Long-Term Debt

Long-term debt consisted of the following at December 31:


                                                                             1998              1997
                                                                        ---------------- -----------------
   Notes payable - monthly installments in varying amounts including           $1,940          $35,714
     interest at 10%, unsecured and maturing through February 1999
   Other                                                                        1,474            3,794
                                                                        ---------------- -----------------
                                                                                3,414           39,508
   Less amount due within one year                                              3,414           33,773
                                                                        ---------------- -----------------
                                                                                   $0          $ 5,735
                                                                        ================ =================


There was a note payable to a director of $1,466 at December 31, 1997 included in notes payable.

6. Contingent Stockholder Notes Payable

In January 1994, the Company acquired 219,364 shares of common stock from two stockholders for $2.18 per share by issuing promissory notes totaling $478,212 which bear interest at 6%. These shares have been canceled and retired. Under the terms of the notes, payments shall be made when, and only if, the Company receives payments for exercise of options under its stock option plan until the notes are paid in full. The Company is required to use 100 percent of any cash proceeds resulting from the exercise of options under the Plan to pay down these obligations until these notes are satisfied. Management cannot currently determine if additional options will be exercised, thereby requiring payments on the notes. Consequently, no liability has been recorded in the financial statements. Payments of $2,500 were made on these promissory notes in 1998.

7. Shareholders' Equity

The Company completed a private placement of Common Stock in 1997 in which it sold 2,000,000 shares of Common Stock, resulting in net proceeds to the Company of $1,918,708.

8. Warrants and Stock Options

In September 1997, the Company completed a private placement of 40 Units at $50,000 per unit. Each unit consisted of 50,000 shares of the Company's Common Stock and a warrant to purchase an additional 50,000 shares of Common Stock at $1.50 per share. The Company also issued warrants to the agent in the private placement to purchase 146,000 shares of Common Stock at $1.00 per share. These warrants are exercisable through September 15, 2000.

During 1997, the Company borrowed an aggregate of $350,000 from certain investors including a director, under 9% unsecured notes due in seven months or upon receipt of proceeds from the private placement and issued warrants to purchase 105,000 shares of Common Stock at an exercise price of $1.28 per share. The warrants are exercisable until the year 2000. The value of these warrants was determined to be $54,600 on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.81%, a volatility factor of the expected market price of the Company's Common Stock of .53 and a warrant life of three years. The entire $54,600 was charged to interest expense during the year ended December 31, 1997. The entire amount borrowed was converted to common stock as part of the private placement in September 1997.

In November 1997, the Board of Directors issued warrants to purchase 25,000 shares of the Company's Common Stock to outside consultants in exchange for consulting services. These warrants had an exercise price of $0.010 per share and were exercised in November 1997. The value of these warrants was determined to be $49,750.

In December 1997, the Board of Directors issued warrants to purchase 81,247 shares of the Company's Common Stock to outside consultants in exchange for providing consulting services. These warrants have an exercise price of $1.50 per share and are exercisable through July 30 and December 1, 2004. The value of these warrants was determined to be $65,833.

In December 1997, the Board of Directors issued warrants to purchase 64,500 shares of the Company's Common Stock to an outside consultant in exchange for consulting services. These warrants have an exercise price of $1.50 per share and are exercisable through August 31, 2000. The value of these warrants was determined to be $38,000.

In December 1997, the Board of Directors issued warrants to purchase 30,000 shares of the Company's Common Stock to an outside consultant in exchange for consulting services. These warrants have an exercise price for $1.13 per share and are exercisable through December 31, 2000. The value of these warrants was determined to be $13,800.

In December 1998, the Board of Directors issued warrants to purchase 12,000 shares of the Company's Common Stock to an outside consultant in exchange for consulting services. These warrants have an exercise price for $1.25 per share and are exercisable through December 1, 2003. The value of these warrants was determined to be $5,000.

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

Exercisable options and warrants were 444,462 and 2,708,627, respectively, at December 31, 1998 and 316,775 and 2,885,928, respectively, at December 31, 1997. On January 3, 1997, the shareholders of OneLink approved the grant of 600,000 stock options to the President and 400,000 stock options to the Chairman of the Board effective as of September 4, 1996.

The following table summarizes options and warrants to purchase shares of the Company's Common Stock:


                                                                  Weighted                       Weighted
                                     Shares                       Average                     Average Warrant
                                   Available      Options       Option Price     Warrants          Price
                                   for Grant    Outstanding      Per Share      Outstanding      Per Share
                                  -----------------------------------------------------------------------------
Balance at December 31, 1996          (981,517)    1,731,517       $2.67          644,308          $2.96
   Authorized                        1,500,000
   Granted                          (1,159,500)    1,159,500        1.41        2,451,747           1.44
   Exercised                                 -             -                      (60,035)           .39
   Canceled                          1,022,906    (1,022,906)       1.80         (150,092)          2.15
                                  ----------------------------                 --------------
Balance at December 31, 1997           381,889     1,868,111        1.55        2,885,928           1.77
   Granted                          (1,269,963)    1,269,963        1.16           12,000           1.25
   Exercised                            22,500       (22,500)       1.00           (5,744)           .66
   Canceled                          1,160,579    (1,160,579)       1.53         (183,557)          2.96
                                  ----------------------------                 --------------
Balance at December 31, 1998           295,005     1,954,995       $1.31        2,708,627          $1.69
                                  =============================================================================



The following table summarizes information about the stock options outstanding at December 31, 1998:

                                             Weighted Average                          Weighted Average
       Range of              Number             Remaining                Number       Exercise Price of
    Exercise Price        Outstanding        Contractual Life         Exercisable       Vested Options
-----------------------------------------------------------------------------------------------------------
     $.01 - $1.50           1,310,883            8.0 years              147,850             $1.15
    $1.51 - $3.50             644,112            7.4 years              296,612              1.91
                      -------------------------------------------------------------------------------------
        Total               1,954,995            7.8 years              444,462             $1.66


Stock-Based Compensation
Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 requires companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25"). Companies electing to continue accounting for stock-based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share, as if SFAS 123 had been adopted. The Company has continued to account for stock-based compensation plans under APB 25. The pro forma disclosure of the effect of SFAS 123 on net loss and loss per share for the years ended December 31, is presented below. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk-free interest rate of 4.5% and 5.81%, respectively: volatility factor of the expected market price of the Company's common stock of .80 and .53, respectively, and an option life of four years. Fair value calculations assume no dividends will be paid on the Company's common stock.


                                                                            1998              1997
                                                                     --------------------------------------
Pro forma net loss                                                        $(1,133,326)      $(3,004,720)
Pro forma net loss per common share - basic and diluted                    $(.23)            $(.85)


9. Income Taxes

The Company has net operating loss carryforwards of approximately $7,900,000 at December 31, 1998 expiring at various times beginning 2008 that can be used to offset future taxable income. These carryforwards are subject to the limitations of the Internal Revenue Code Section 382 in the event of certain changes in the equity ownership of the Company.

The provision for income taxes from continuing operations differs from the amount computed by applying the federal statutory tax rate of 34% because of the following:

                                                                              1998              1997
                                                                         ---------------- -----------------
   Tax benefit at federal statutory tax rate                                  $(314,000)      $(811,000)
   Increase in valuation allowance                                              314,000         811,000
                                                                         ---------------- -----------------
                                                                         $            -   $           -
                                                                         ================ =================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of deferred tax assets are as follows at December 31:

                                                                             1998              1997
                                                                       ------------------------------------
   Other                                                               $             -          $26,000
   Net operating loss carryforwards                                          2,686,000        2,346,000
   Less valuation allowance                                                 (2,686,000)      (2,372,000)
                                                                       ------------------------------------
   Net deferred tax assets                                             $             -  $             -
                                                                       ====================================

10. Retirement Savings Plan

The Company has a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. The plan does not currently allow for Company contributions.

11. Lease Commitment

The Company leases its administrative facilities under an operating lease. The lease requires monthly rental payments of $7,542 increasing to $8,914 over the life of the lease and their prorata share of operating expenses. The current lease expires on June 30, 2003, with an option to extend the lease term for an additional five years. Total rent expense, including operating expenses, was $89,564 and $85,944 for 1998 and 1997.

At December 31, 1998, future minimum lease payments under operating leases are as follows:

                               December 31
                            ------------------

     1999                         $92,565
     2000                          96,679
     2001                         100,793
     2002                         104,907
     2003                          53,482
                            ==================
                                 $448,426
                            ==================

12. Significant Customers

The Company's revenues from continuing operations totaled $1,417,131 and $976,289 during 1998 and 1997, respectively. Sales from continuing operations to two customers were 66% and 17% of revenues in 1998 and 69% and 15% of trade accounts receivable in December 1998. Sales from continuing operations to one customer were 81% of revenues in 1997 and 4% of trade accounts receivable in December 1997.

13. Subsequent Event

On February 4, 1999, the Company called the warrants from the September 1997 Private Placement. The warrants were called at a reduced price of $1.00 from $1.50. The discounted warrants could be exercised until March 17, 1999. After this date, the unexercised warrants could be exercised at $1.50 per share. The calling of the warrants raised additional proceeds of $1,900,000 (of these proceeds $225,000 is due no later than May 6, 1999) which will be used for further development of products related to TeleSmartTM Data Services.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective July 28, 1998, the Board of Directors of the Company, acting on the recommendation of management, approved the engagement of Lund Koehler Cox & Arkema LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. Lund Koehler Cox & Arkema LLP replaces the firm of Ernst & Young LLP, who was dismissed as the Company's certified public accountants responsible for auditing the Company's financial statements.

Ernst & Young LLP's reports for the last two fiscal years contained an emphasis paragraph about the Company's ability to continue as a going concern without obtaining additional capital due to recurring losses and negative cash flows from operations. Ernst & Young LLP's reports contained no adverse opinions, disclaimers, or qualifications or modifications as to audit scope, accounting principles, or uncertainty, other than the previously mentioned uncertainty.

For each of the two fiscal years ended December 31, 1997, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfactions of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their reports.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Paul F. Lidsky, 45, joined the Company as President and CEO in September 1997 with 14 years of telecommunication experience. Prior to this, he served as the Executive Vice President, Strategy and Business Development for Norstan, Inc. In this position, he was responsible for the development of corporate strategies, market positioning and new business development. This included the identification of acquisition targets and leadership of Norstan's acquisition teams. His prior positions with Norstan included Executive Vice President-Norstan Integration Services, Vice President of Sales and General Manager of the Ohio Branch. Mr. Lidsky was a Product Manager with Electronic Engineering Company when it was acquired by Norstan, Inc. in 1985.

Gregory H. Mohn, 35, is Vice President of Business Development. Prior to founding the Company in April 1990, he founded a start-up venture using the predecessor to the technology used in the Company's first systems. Mr. Mohn is also responsible for many of the Company's new products and features including the development and introduction of OneLink's Geographic Information Systems
(GIS) products and the development of the TeleSmartTM Data Services.

Michael J. Ryan, 35, joined the company in November 1996 as Vice President of Finance and Administration and Chief Financial Officer. Prior to joining the Company, Mr. Ryan developed broad telecommunications operational experience as the Regional Controller for Frontier Communications, a telecommunications company reseller, and as the Controller for American Sharecom before the company was acquired by Frontier Communications. Previously, Mr. Ryan obtained his public accounting experience as a Senior Auditor for Ernst & Young and Coopers & Lybrand. Mr. Ryan is a graduate of the University of Northern Iowa and a Certified Public Accountant. Mr. Ryan has tendered his resignation and will be leaving the Company on April 19, 1999.

Kirk Danzl, 39, is Vice President of Operations for OneLink. Mr. Danzl has over 13 years experience working in telecommunications. Prior to joining the company, he was Director of Information Services for Frontier Communications, Inc. At Frontier, Mr. Danzl was responsible for the project management of several corporate-wide projects including network facilities consolidation and system integration. Prior to Frontier, he was responsible for the development and operations of the mission critical billing, network management and end user systems for American Sharecom. American Sharecom was the nations' 10th largest long distance company before its merger with Frontier.

The information required by Item 9 relating to election of directors and compliance with 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" respectively, which appear in the Company's definitive Proxy statement for its 1999 Annual meeting of Shareholders.

Item 10.    Executive Compensation

The information required by Item 10 is incorporated by reference to the sections labeled "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for its 1999 Annual meeting of Shareholders.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The information required by Item 11 is incorporated by reference to the section labeled "Security ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1999 Annual meeting of Shareholders.

Item 12.    Certain Relationships and Related Transactions

None

Item 13.    Exhibits and Reports on Form 8-K

         (a)  Exhibits

 Exhibit
 Number  Description
 ------  -----------
3.1      Articles of Incorporation of the Company, as amended

4.2      1994 Stock Option Plan, as amended (a)

10.12 Stock Option Agreement with Ronald E. Eibensteiner effective September 4, 1996 (c)

10.13 Agreement Between US WEST Communications, Inc. and OneLink Communications, Inc., dated November 11, 1997 [The Company has received confidential treatment for portions of this agreement.] (d)

10.14 Employment Agreement between Paul Lidsky and OneLink Communications, Inc. (d)

10.15 Stock Options Agreements with Paul Lidsky dated September 2, 1997 and November 19, 1997 (d)

10.16 Agreement Between Cincinnati Bell Telephone Company and OneLink Communications, Inc., dated September 30, 1998 [The Company has received confidential treatment for portions of this agreement.] (e)

23.1     Consent of Ernst & Young LLP for fiscal year ending December 31,
         1997(f)

23.2 Consent of Lund Koehler Cox & Arkema, LLP for fiscal year ending December 31, 1998(f)

24       Power of Attorney (Included on signature page)

27       Financial Data Schedule (filed only in electronic format)

-----------------

(a) Incorporated by reference to the Company's Registration Statement on FormSB-2 (File No. 33-90084C) filed March 7, 1995

(b) Incorporated by reference to the Company's Report on Form 10-KSB filed for the fiscal year ended December 31,1995 (File No. 0-25764).

(c) Incorporated by reference to the Company's Report on Form 10-KSB filed for the fiscal year ended December 31,1996 (File No. 0-25764).

(d) Incorporated by reference to the Company's Report on Form 10-KSB filed for the fiscal year ended December 31,1997 (File No. 0-25764).

(e) Incorporated by reference to the Company's Report on Form 10-QSB filed for the quarterly period ended September 30, 1998 (File No. 0-25764).

(f)      Please refer to Part II, Item 7 of this Form 10-KSB.


* Indicates a material contract, management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.

         (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on July 31, 1998 reporting under
         Item 4 a change in the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, OneLink Communications, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                          OneLink Communications, Inc.

              /s/ Paul F. Lidsky                                 March 29, 1999
         By: Paul F. Lidsky,                                         Date
             President, CEO & Director

             /s/ Michael J. Ryan                                 March 29, 1999
         By: Michael J. Ryan, CFO                                     Date

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


              /s/ Ronald Eibensteiner                            March 29, 1999
         By:  Ronald E. Eibensteiner, Chairman                        Date
                  of the Board &Director

              /s/ Paul F. Lidsky                                 March 29, 1999
         By:  Paul F. Lidsky, President, CEO, &                       Date
                   Director


               /s/ John F. Stapleton                             March 29, 1999
         By:  John F. Stapleton, Director                             Date


              /s/ Vin Weber                                      March 29, 1999
         By:  Vin Weber, Director                                     Date


              /s/ Tomas M. Kieffer                               March 29, 1999
         By:  Tomas M. Kieffer, Director                              Date

                                 EXHIBIT INDEX

 Exhibit
 Number  Description
 ------  -----------
3.1      Articles of Incorporation of the Company, as amended

4.2      1994 Stock Option Plan, as amended (a)

10.12 Stock Option Agreement with Ronald E. Eibensteiner effective September 4, 1996 (c)

10.13 Agreement Between US WEST Communications, Inc. and OneLink Communications, Inc., dated November 11, 1997 [The Company has received confidential treatment for portions of this agreement.] (d)

10.14 Employment Agreement between Paul Lidsky and OneLink Communications, Inc. (d)

10.15 Stock Options Agreements with Paul Lidsky dated September 2, 1997 and November 19, 1997 (d)

10.16 Agreement Between Cincinnati Bell Telephone Company and OneLink Communications, Inc., dated September 30, 1998 [The Company has received confidential treatment for portions of this agreement.] (e)

23.1     Consent of Ernst & Young LLP for fiscal year ending December 31,
         1997(f)

23.2 Consent of Lund Koehler Cox & Arkema, LLP for fiscal year ending December 31, 1998(f)

24       Power of Attorney (Included on signature page)

27       Financial Data Schedule (filed only in electronic format)

-----------------

(a) Incorporated by reference to the Company's Registration Statement on FormSB-2 (File No. 33-90084C) filed March 7, 1995

(b) Incorporated by reference to the Company's Report on Form 10-KSB filed for the fiscal year ended December 31,1995 (File No. 0-25764).

(c) Incorporated by reference to the Company's Report on Form 10-KSB filed for the fiscal year ended December 31,1996 (File No. 0-25764).

(d) Incorporated by reference to the Company's Report on Form 10-KSB filed for the fiscal year ended December 31,1997 (File No. 0-25764).

(e) Incorporated by reference to the Company's Report on Form 10-QSB filed for the quarterly period ended September 30, 1998 (File No. 0-25764).

(f)      Please refer to Part II, Item 7 of this Form 10-KSB.


* Indicates a material contract, management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.

         (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on July 31, 1998 reporting under
         Item 4 a change in the Company's independent auditors.