Form 10QSB
period 1999-03-31
ONELINK COMMUNICATIONS INC
filed 1999-05-14
CIK 891389

                      U.S. Securities & Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

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

                         APPLICABLE TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,955,482 shares of common stock outstanding as of 5/13/99, par value $.01 per share.

    Transitional Small Business Disclosure Format (check one); YES [ ]  NO [X]

                          OneLink Communications, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 1999


                                Table of Contents


PART I     Financial Information                                            Page No.

 Item 1.  Financial Statements (Unaudited)
              Balance Sheets at December 31, 1998 and
                  March 31, 1999                                                  3

              Statements of Operations for the three months
                  ended March 31, 1999 and 1998                                   4

              Statements of Cash Flows for the three months
                  ended March 31, 1999 and 1998                                   5

                    Notes to Financial Statements                                 6


 Item 2.  Management's Discussion and Analysis or Plan of Operations              6

PART II    Other Information                                                     10

 Item 1.  Legal Proceedings                                                      10

 Item 6.  Exhibits and Reports on Form 8-K                                       10

SIGNATURES                                                                       11

Exhibit Index                                                                    12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ONELINK COMMUNICATIONS, INC.
                              Balance Sheets

                                                                      March 31,
                                                                        1999       December 31,
                                                                     (unaudited)       1998
                                                                    -----------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                      $  1,634,675    $   420,600
      Trade accounts receivable, net of allowance for doubtful
         accounts of $10,276 and $10,000 in 1999 and 1998,
         respectively                                                     510,364        203,798
      Computer parts and supplies, net of reserve for obsolescence
         of $1,500 and $0 in 1999 and 1998, respectively                   10,394         12,751
      Prepaid expenses                                                     61,498         14,190
                                                                    -----------------------------
Total current assets                                                    2,216,931        651,339

Property and equipment:
      Furniture and equipment                                             766,295        628,475
      Accumulated depreciation                                           (398,205)      (359,334)
                                                                    -----------------------------
                                                                          368,090        269,141
Other assets:
      Deposits                                                             11,466         14,916
                                                                    -----------------------------

Total assets                                                         $  2,596,487    $   935,396
                                                                    -----------------------------
                                                                    -----------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                           $          0    $     3,414
      Accounts payable                                                    236,939        149,047
      Accrued expenses                                                    366,623        422,157
      Deferred revenue                                                      7,830          2,700
                                                                    -----------------------------
Total current liabilities                                                 611,392        577,318

Shareholders' equity:
      Common stock, par value $.01 per share, Authorized shares--
         50,000,000; Issued and outstanding shares: 1999
         and 1998--6,923,607 and 5,015,607, respectively                   69,236         50,156
      Additional paid-in capital                                       10,352,806      8,491,886
      Accumulated deficit                                              (8,436,947)    (8,183,964)
                                                                    -----------------------------
Total shareholders' equity                                              1,985,095        358,078
                                                                    -----------------------------

Total liabilities and shareholders' equity                           $  2,596,487    $   935,396
                                                                    -----------------------------
                                                                    -----------------------------

SEE ACCOMPANYING NOTES.

                           ONELINK COMMUNICATIONS, INC.
                             Statements of Operations
                                   (unaudited)

                                                                  Three months ended March 31,
                                                                        1999           1998
                                                                  ----------------------------
 Revenues                                                            $  477,544     $ 277,168
 Cost of revenues                                                       284,845       190,238
                                                                  ----------------------------
 Gross profit                                                           192,699        86,930

 Operating expenses:
      Selling                                                           102,064       121,526
      General and administrative                                        315,805       317,790
      Research and development                                           32,050             0
                                                                  ----------------------------
 Total operating expenses                                               449,919       439,317
                                                                  ----------------------------
 Operating loss from continuing operations                             (257,221)     (352,387)

 Interest income                                                          4,259        10,668
 Interest expense                                                           (21)         (926)
 Other expense                                                                0       (20,075)
                                                                  ----------------------------
 Loss from continuing operations                                       (252,983)     (362,721)

 Discontinued Operations:
      Discontinued operations income                                          0        20,692
      Gain on disposal of assets from discontinued
       operations                                                             0           811

 Net loss                                                            $ (252,983)    $(341,217)
                                                                  ----------------------------
                                                                  ----------------------------

 Net loss from continuing operations per common share:
                                                                  ----------------------------
                                                                  ----------------------------
      Basic and Diluted                                              $    (0.05)    $   (0.07)
                                                                  ----------------------------
                                                                  ----------------------------

 Net loss per common share:
      Basic and Diluted                                              $    (0.05)    $   (0.07)
                                                                  ----------------------------
                                                                  ----------------------------
 Weighted average number of shares outstanding (Basic and
  Diluted                                                             5,318,451     4,991,696
                                                                  ----------------------------
                                                                  ----------------------------

                           ONELINK COMMUNICATIONS, INC.
                            Statements of Cash Flows
                                 (unaudited)

                                                                                  Three months ended March 31,
                                                                                      1999           1998
                                                                                 ------------------------------
OPERATING ACTIVITIES:
Net loss                                                                           $   (252,983)   $  (341,217)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization of goodwill                                           38,871         88,029
     Net gain on sale of property and equipment                                                           (811)
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                         (81,566)      (135,455)
       Minimum lease payments receivable                                                      0         17,100
       Computer parts and supplies, net                                                   2,357        (12,100)
       Prepaid expenses and deposits                                                    (43,858)       (16,367)
       Accounts payable and accrued expenses                                             30,884         (6,169)
       Deferred revenue                                                                   5,130        (36,858)
                                                                                 ------------------------------
Net cash used in operating activities                                                  (301,165)      (443,848)

INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment                                              0          2,000
Purchases of property and equipment                                                    (137,820)        (2,298)
                                                                                 ------------------------------
Net cash used in investing activities                                                  (137,820)          (298)

FINANCING ACTIVITIES:
Proceeds from issuance of stock options                                                   8,000
Payments on contingent notes payable                                                    (28,000)
Proceeds from warrants excercised                                                     1,675,000
Payments on short-term and long-term notes payable                                       (1,940)        (9,500)
                                                                                 ------------------------------
Net cash (used) provided by financing activities                                      1,653,060         (9,500)
                                                                                 ------------------------------

Increase (Decrease) in cash and cash equivalents                                      1,214,075       (453,646)
Cash and cash equivalents at beginning of period                                        420,600      1,074,556
                                                                                 ------------------------------
Cash and cash equivalents at end of period                                         $  1,634,675    $   620,910
                                                                                 ------------------------------
                                                                                 ------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                      $         21    $      926
     Cash paid during the period for taxes                                         $          0    $        0
     Noncash financing activity:
          Increase in accounts receivable for warrants exercised                   $    225,000    $        0


SEE ACCOMPANYING NOTES.

                          OneLink Communications, Inc.
                          Notes to Financial Statements
                                 March 31, 1999
                                   (unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998 and the Company's 1998 Annual Report to Shareholders.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

RECLASSIFICATIONS

Certain prior year items have been reclassified to conform with the 1999 presentation. The reclassifications had no effect on net loss or shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998 and the Company's 1998 Annual Report to Shareholders.

RESULTS OF OPERATIONS

The following table sets forth certain Statements of Operations data as a percentage of revenues.

                                                                 FIRST                  FIRST
                                                               QUARTER                QUARTER
                                                                 1999                   1998
                                                                 ----                   ----
Revenues                                                        100.0%                  100.0%
Cost of revenues                                                 59.6                    68.6
Gross profit                                                     40.4                    31.4
Operating expense:
   Selling                                                       21.4                    43.8
   General & administrative                                      66.1                   114.7
   Research & development                                         6.7                     0.0
Total operating expenses                                         94.2                   158.5
Other income (expense)                                            0.9                    (3.7)
Loss from continuing operations                                 (52.9)                 (130.9)
Discontinued operations income                                    0.0                     7.5
Gain on disposal of assets from discontinued
    operations                                                    0.0                     0.3
Net loss                                                        (52.9)%                (123.1)%

REVENUES FROM CONTINUING OPERATIONS

The Company's revenues from continuing operations of $477,544 increased $200,376 or 72% for the three months ended March 31, 1999 compared to $277,168 for the three months ended March 31, 1998. The increase in revenue is attributed to increased volumes in the Company's TeleSmart-TM- Data Services ("TeleSmart"). In the first quarter of 1999, the Company's TeleSmart service bureau revenues increased by approximately $240,000 compared to the first quarter of 1998. Consulting revenues increased approximately $30,000 for the three months ended March 31, 1999 compared to the same period in 1998. The increased revenues in the first quarter of 1999 do not contain any one-time revenues, unlike the first quarter of 1998, which reflect one-time revenues of approximately $80,000.

COST OF REVENUES FROM CONTINUING OPERATIONS

The Company's cost of revenues from continuing operations of $284,845 increased $94,607 or 50% for the three months ended March 31, 1999 compared to $190,238 for the three months ended March 31, 1998. This increase in cost of revenues was related to the increased operation of TeleSmart Data Services and development of a new version of the Call Graphics Software. The Company's gross margin of 40.4% increased 9% for the three months ended March 31, 1999 compared to 31.4% for the three months ended March 31, 1998. The increase in the gross margin is due to higher margins in the Company's TeleSmart service bureau business line.

SELLING EXPENSES FROM CONTINUING OPERATIONS

The Company's selling expenses from continuing operations of $102,064 decreased $19,462 or 16% for the three months ended March 31, 1999 compared to $121,526 for the three months ended March 31, 1998. This decrease was largely due to a reduction of personnel costs by approximately $46,000, which was offset by an increase in marketing expenses of approximately $20,000.

GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS

The Company's general and administrative expenses from continuing operations of $315,805 decreased $1,985 or .6% for the three months ended March 31, 1999 compared to $317,790 for the three months ended March 31, 1998. The general and administrative expenses for the three months ended March 31, 1999 were consistent with the same period in 1998.

RESEARCH AND DEVELOPMENT EXPENSES FROM CONTINUING OPERATIONS

The Company incurred research and development expenses from continuing operations of $32,050 for the three months ended March 31, 1999, and incurred no research and development expenses for the three months ended March 31, 1998. The research and development costs incurred for the three months ended March 31, 1999 were mainly personnel costs associated with the development of new products. In the first six months of fiscal year 1998, the Company was not required to make research and development investments to grow the business. Under the Company's revised business model, development projects and product enhancements are generally paid by the customer requesting the change.

OTHER INCOME AND EXPENSE FROM CONTINUING OPERATIONS

Interest income from continuing operations of $4,259 decreased $6,409 or 60% for the three months ended March 31, 1999 compared $10,668 for the three months ended March 31, 1998. The decrease is a result of less cash and cash equivalents held by the Company during the three-month period ended March 31, 1999.

The Company had no other non-interest expenses from continuing operations for the three months ended March 31, 1999 compared to $20,075 for three months ended March 31, 1998. In the first quarter of 1998, the Company negotiated an out of court settlement of $20,000 for a lawsuit that began in 1996.

DISCONTINUED OPERATIONS INCOME

For the three months ended March 31, 1998, the Company's revenues from discontinued operations were $241,247, cost of revenues from discontinued operations were $123,205, general and administrative expenses from discontinued operations were $97,663, and other income from discontinued operations was $313. Since the Company had made the decision to exit the IVR business in early 1998, there were no expenses incurred in 1998 for selling or research and development. The Company had completely exited the IVR business by the end of fiscal year 1998.

NET LOSS

The Company incurred a net loss of $252,983 for the three months ended March 31, 1999 compared to a net loss of $341,217 for the three months ended March 31, 1998, a decrease of $88,234 or 26%. The decline in the Company's net loss was attributed to increased revenues and gross profit resulting from sales of the Company's TeleSmart-TM- Data Services products and management's decision to streamline the Company's operations resulting in a decline in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $1,634,675 and working capital of $1,605,539 as of March 31, 1999. Cash used in operating activities during the three-month period ended March 31, 1999 was $301,165. Cash used in investing activities was $137,820 for the purchase of property and equipment. During the first quarter of 1999, the Company called warrants issued as part of the 1997 Private Placement. The calling of the warrants raised approximately $1,900,000, which will be used for further development of products related to TeleSmart Data Services and general operations. Management believes that revenues to be generated from operations, combined with the proceeds from the warrant call, will be sufficient to support the Company's operating capital needs for the forseeable future, assuming the Company is able to generate sufficient revenues and control expenses during the next 12 months.

Management's projections with respect to the Company's ability to meet its working capital requirements during the next 12 months are based upon: (i) generating sales that exceed the Company's fiscal 1998 sales; and (ii) avoiding any significant increase in expenses. Failure to meet either of these objectives could have a material adverse effect on the Company's business.

Although the Company believes it can increase its revenues and improve its cash flow, there are no assurances that it will be successful in doing so. In the event the Company decides to seek additional financing, there is no assurance that additional capital will be available to the Company on acceptable terms if at all. In order to obtain additional capital, the Company may issue equity securities at a price that would result in dilution to existing shareholders.

YEAR 2000 REVIEW

The Company has instituted a Year 2000 project to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In the fourth quarter of 1997, the Company conducted a review of its systems and operations to identify the impact of the Year 2000 issue. The review concluded that the software created by the Company and the Company's internal operations will not require Year 2000 modifications. The total cost associated with testing to become Year 2000 compliant was not material to the Company's financial position.

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

Under the "worst case scenarios", the Year 2000 problem may cause interruptions in telephone services provided by the Company's customers. Interruptions in telephone services and the information behind the services could have a material adverse effect on the Company's business. However, the occurrence and duration of such interruptions is beyond the Company's control such that no effective contingency plan is available. The Company will endeavor to have sufficient cash reserves to meet its expenses if a short-term interruption in telephone services occurs, but there can be no assurance such reserves will be available or will be sufficient.

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements included herein that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include general economic conditions, changes in interest rates, increased competition in the Company's market area, acceptance by telecommunications customers and increased regulation of the telecommunications industry in general. For additional information regarding these and other factors, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEMS 2. THROUGH 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS

           11.   Computation of Earnings Per Common Share
           27.   Financial Data Schedule

     (b)   REPORTS ON FORM 8-K

           None.

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

                                      ONELINK COMMUNICATIONS, INC.
                                      (Registrant)


Date: May 14, 1999                    BY: /s/ Paul F. Lidsky
                                      President, Chief Executive Officer
                                      and Director (Principal Executive and
                                      Financial Officer)

                                  EXHIBIT INDEX

                          OneLink Communications, Inc.
                                   Form 10-QSB

Exhibit Number    Description
--------------    -----------
      11          Computation of Earnings Per Common Share
      27          Financial Data Schedule (filed only in electronic format)