Form 10QSB
period 1999-06-30
ONELINK COMMUNICATIONS INC
filed 1999-08-16
CIK 891389

                        Securities & Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,978,092 shares outstanding as of 8/11/99, par value $.01 per share.

      Transitional Small Business Disclosure Format (check one); YES [ ] NO [X]

                          OneLink Communications, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 1999


                                Table of Contents

                                                                              Page No.
PART I     Financial Information                                                 3

Item 1. Financial Statements (Unaudited)
           Balance Sheets at December 31, 1998 and
             June 30, 1999                                                       3

           Statements of Operations for the three and six months
             ended June 30, 1999 and 1998                                        4

           Statements of Cash Flows for the six months
             ended June 30, 1999 and 1998                                        5

           Notes to Financial Statements                                         6

Item 2. Management's Discussion and Analysis or Plan of Operations               6

PART II    Other Information                                                    11

Item 1.  Legal Proceedings                                                      11

Item 4.  Submission on Matters to a Vote of Security Holders                    11

Item 6   Exhibits and Reports on Form 8-K                                       12

SIGNATURES                                                                      13

Exhibit Index                                                                   14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ONELINK COMMUNICATIONS, INC.
                                 Balance Sheets

                                                                     June 30,
                                                                       1999            December 31,
                                                                    (unaudited)            1998
                                                                    ---------------------------------
Assets
Current assets:
      Cash and cash equivalents                                      $1,258,682             $420,600
      Trade accounts receivable, net of allowance for
         doubtful accounts of $10,276 in 1999 and $10,000 in 1998       389,009              203,798
      Computer parts and supplies, net of reserve for
         obsolescence of $3,000 in 1999 and $0 in 1998                   11,402               12,751
      Prepaid expenses                                                   33,792               14,190
                                                                    ------------       --------------
Total current assets                                                  1,692,885              651,339
                                                                    ------------       --------------
Property and equipment:
      Furniture and equipment                                         1,043,216              628,475
      Accumulated depreciation                                         (442,748)            (359,334)
                                                                    ------------       --------------
                                                                        600,468              269,141
                                                                    ------------       --------------
Other assets:
      Deposits                                                           11,524               14,916
                                                                    ------------       --------------
                                                                         11,524               14,916
                                                                    ------------       --------------

Total Assets                                                          2,304,877              935,396
                                                                    ============       ==============
Liabilities and shareholders' equity

Current liabilities:
      Accounts payable                                                 $230,194             $149,047
      Current maturities of long-term debt                                    0                3,414
      Deferred revenue                                                   51,530                2,700
      Other accrued liabilities                                         331,407              422,157
                                                                    ------------       --------------
Total current liabilities                                               613,131              577,318
                                                                    ------------       --------------

Long-term debt, net of current maturities                                    --                   --

Shareholders' equity:
      Common stock, par value $.01 per share, Authorized shares--
         50,000,000; Issued and outstanding shares: 1999
         and 1998--6,966,092 and 5,015,607, respectively                 69,661               50,156
      Additional paid-in capital                                     10,340,239            8,491,886
      Accumulated deficit                                            (8,718,154)          (8,183,964)
                                                                    ------------       --------------
Total shareholders' equity                                            1,691,746              358,078
                                                                    ------------       --------------

Total liabilities and shareholders' equity                           $2,304,877             $935,396
                                                                    ============       ==============

SEE ACCOMPANYING NOTES.

                          ONELINK COMMUNICATIONS, INC.
                            Statements of Operations
                                   (unaudited)

                                                                  Three months ended June 30,    Six months ended June 30,
                                                                         1999          1998          1999          1998
                                                                  --------------------------------------------------------
 Revenues                                                              $409,117      $399,454      $886,661      $676,622
 Cost of revenues                                                       233,084       258,862       517,929       449,100
                                                                  --------------------------------------------------------
 Gross profit                                                           176,033       140,592       368,732       227,522
                                                                  --------------------------------------------------------
 Operating expenses:
      Selling                                                           114,563       112,099       216,626       233,626
      General and administrative                                        324,876       319,515       640,682       637,305
      Research and development                                           32,052             0        64,102             0
                                                                  --------------------------------------------------------
 Total operating expenses                                               471,491       431,614       921,410       870,931
                                                                  --------------------------------------------------------
 Operating loss from continuing operations                             (295,458)     (291,022)     (552,678)     (643,409)
 Interest income                                                         14,251         6,443        18,509        17,110
 Interest expense                                                             0          (669)          (21)       (1,595)
 Other expense                                                                0           231             0       (19,842)
                                                                  --------------------------------------------------------
 Loss from continuing operations                                       (281,207)     (285,017)     (534,190)     (647,736)

 Discontinued operations:
      Discontinued operations income                                          0        36,990             0        57,682
      Loss on disposal of assets from discontinued                            0          (883)            0           (72)
        operations

 Net loss                                                             $(281,207)    $(248,910)    $(534,190)    $(590,126)
                                                                  ========================================================
 Net loss from continuing operations per common share:
      Basic and Diluted                                                  $(0.04)       $(0.06)       $(0.09)       $(0.13)

 Net loss per common share:
      Basic and Diluted                                                  $(0.04)       $(0.05)       $(0.09)       $(0.12)

 Weighted average number of shares outstanding (Basic and Diluted)    6,932,947     4,993,454     5,919,334     4,992,580

                          ONELINK COMMUNICATIONS, INC.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                     Six months ended June 30,
                                                                                       1999             1998
                                                                                 ---------------  ----------------
OPERATING ACTIVITIES:
Net Loss                                                                              $(534,190)        $(590,126)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization of goodwill                                           83,413           135,813
     Net gain on sale of property and equipment                                              --                72
     Changes in operating assets and liabilities:
       Accounts receivable                                                             (185,211)         (222,371)
       Minimum lease pmts receivable                                                         --            17,100
       Computer parts and supplies                                                        1,349           (40,185)
       Prepaid expenses and deposits                                                    (16,210)          (27,750)
       Accounts payable and accrued expenses                                            (11,075)           96,863
       Deferred revenue                                                                  48,830           (16,091)
                                                                                 ---------------  ----------------
Net cash used in operating activities                                                  (613,094)         (646,675)
                                                                                 ---------------  ----------------
INVESTING ACTIVITIES:
Sale of property and equipment                                                                0           124,000
Purchases of property and equipment                                                    (414,741)          (14,045)
                                                                                 ---------------  ----------------
Net cash used in investing activities                                                  (414,741)          109,955
                                                                                 ---------------  ----------------
FINANCING ACTIVITIES:
Proceeds from issuance of stock options                                                  51,048             2,500
Payments on contingent notes payable                                                    (71,048)           (2,500)
Proceeds from warrants excercised                                                     1,887,857                --
Payments on short-term and long-term notes payable                                       (1,940)          (19,258)
                                                                                 ---------------   ---------------
Net cash (used) provided by financing activities                                      1,865,917           (19,258)
                                                                                 ---------------   ---------------
Increase/(Decrease) in cash and cash equivalents                                        838,082          (555,978)
Cash and cash equivalents at beginning of period                                        420,600         1,074,556
                                                                                 ---------------   ---------------
Cash and cash equivalents at end of period                                           $1,258,682          $518,578
                                                                                 ===============   ===============

SEE ACCOMPANYING NOTES.

                         OneLink Communications, Inc.
                        Notes to Financial Statements
                                June 30, 1999
                                 (Unaudited)

NOTE. 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

INTERIM FINANCIAL INFORMATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998 and the Company's 1998 Annual Report to Shareholders.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

RECLASSIFICATIONS
Certain prior year items have been reclassified to conform with the 1999 presentation. The reclassifications had no effect on net loss or shareholders' equity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

                                                                                      SIX               SIX
                                             SECOND              SECOND              MONTHS             MONTHS
                                            QUARTER              QUARTER             ENDED              ENDED
                                              1999                1998                1999               1998
                                              ----                ----                ----               ----
      Revenues                               100.0%               100.0%             100.0%             100.0%
      Cost of revenues                        57.0                 64.8               58.4               66.4
      Gross profit                            43.0                 35.2               41.6               33.6
      Operating expenses:
          Selling                             28.0                 28.1               24.4               34.5
         General & administrative             79.4                 80.0               72.3               94.2
         Research & development                7.8                  0.0                7.2                0.0
      Total operating expenses               115.2                108.1              103.9              128.7
      Other income (expense)                   3.5                  1.5                2.1               (0.6)
      Loss from continuing operations        (68.7)               (71.4)             (60.2)             (95.7)
      Discontinued operations income           0.0                  9.3                0.0                8.5
      Loss on disposal of assets from
           discontinued operations             0.0                 (0.2)               0.0               (0.0)
      Net loss                               (68.7)%              (62.3)%            (60.2)%            (87.2)%

REVENUES FROM CONTINUING OPERATIONS
The Company's revenues from continuing operations of $409,117 increased
$9,663 or 2% for the three months ended June 30, 1999 compared to $399,454 for the three months ended June 30, 1998. The Company's revenues for the six month period ending June 30, 1999 were $886,661, an increase of $210,039 or 31% from the same period in 1998. The increase in revenue is primarily attributed to the service bureau operations of the Company's TeleSmart-TM- Data Services. The service bureau revenues have increased by approximately
$445,000 for the six months ended June 30, 1999 compared to the same period in 1998, due to increased processing of calls. The service bureau began processing calls in the beginning of 1998. Revenues from the software product increased by approximately $32,000 for the same period. These increases were offset by a decrease in consulting revenues by approximately $270,000. Consulting revenues in the first six months of 1998 included the final development stages for U S West, the initial customer, consulting revenues for the preparation of Cincinnati Bell Telephone for using the service bureau and enhancements to the initial product offered. At the end of the second quarter in 1999, the Company signed an additional consulting agreement with a Midwestern Regional Bell Operating Company for the preparation of their systems for using the service bureau.

COST OF REVENUES FROM CONTINUING OPERATIONS
The Company's cost of revenues from continuing operations of $233,084 decreased $25,778 or 10% for the three months ended June 30, 1999 compared to $258,862 for the three months ended June 30, 1998. For the six month period ending June 30, 1999, the Company's cost of revenues of $517,929 increased $68,829 or 15% compared to $449,100 for the six months ended June 30, 1998. The decrease in cost of sales for the second quarter is primarily attributed to a reduction in the cost of revenues for the consulting business of approximately $140,000. These costs were offset by increased costs from the expanded operation of the service bureau of approximately $88,000 and the development of a new version of the Call Graphics software with a cost of approximately $20,000.

The Company's gross margin for the three months ended June 30, 1999 increased to 43% compared to 35% for the same period in 1998. This increase is a result of a change in the mix of business. Gross margin percentage for the service bureau is higher than the gross margin percentage for the consulting business due to the higher personnel costs in the consulting business.

SELLING EXPENSES FROM CONTINUING OPERATIONS
The Company's selling expenses from continuing operations of $114,563 increased $2,464 or 2% for the three months ended June 30, 1999 compared to $112,099 for the three months ended June 30, 1998. For the six month period ending June 30, 1999, the Company's selling expenses of $216,626 decreased $17,000 or 7% compared to $233,626 for the same period ending June 30, 1998. The decrease in selling expenses is a result of lower personnel expenses of approximately $62,000 and lower travel expenses by approximately $14,000. These reductions were offset by an increase in marketing expenses of approximately $57,000.

GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS
The Company's general and administrative expenses from continuing operations of $324,876 increased $5,361 or 2% for the three months ended June 30, 1999 compared to $319,515 for the three months ended June 30, 1998. For the six month period ending June 30, 1999, the Company's general and administrative expenses of $640,682 increased $3,377 or 0.5% compared to $637,305 for the same period ending June 30, 1998. Personnel costs increased by approximately $27,000 while professional fees decreased by approximately $26,000 for the six months ended June 30, 1999 compared to the same period in 1998.

RESEARCH AND DEVELOPMENT EXPENSES FROM CONTINUING OPERATIONS
The Company incurred $32,052 in research and development expenses for the three months ended June 30, 1999, and incurred no research and development expenses for the three months ended June 30, 1998. For the six month period ending June 30, 1999, the Company incurred $64,102 in research and development expenses. The Company incurred no research and development costs for the same period ending June 30, 1998. The research and development costs incurred in 1999 are related to the new web-enabling product for the TeleSmart Data Services. A prototype was completed in the second quarter of 1999. Since the development of the prototype, all costs associated with the web-enabling product have been capitalized. In the first six months of fiscal year 1998, the Company was not required to make research and development investments to grow the business. Under the Company's revised business model, development projects and product enhancements are generally paid for by the customer requesting the change.

OTHER INCOME AND EXPENSE FROM CONTINUING OPERATIONS
Interest income of $14,251 increased $7,808 or 121% for the three months ended June 30, 1999 compared to $6,443 for the three months ended June 30, 1998. For the six month period ending June 30, 1999, the Company's interest income increased to $18,509 compared to $17,110 for the same period ending June 30, 1998. The increase is a result of the increase in cash and cash equivalents held by the Company during the three-month period ended June 30, 1999. Cash and cash equivalents on June 30, 1999 were

$1,258,682 compared to $518,578 on June 30, 1998. The increase in cash and cash equivalents is a result of the Company receiving proceeds in the first quarter of 1999 of $1,900,000 through the calling of the warrants originally issued in connection with the private placement of its stock in September of 1997 (the "Private Placement").

The Company had no interest expense for the three months ended June 30, 1999 compared to $669 for the three months ended June 30, 1998. For the six month period ending June 30, 1999, the Company's interest expense decreased to $21 compared to $1,595 for the same period ending June 30, 1998. The decrease is a result of the elimination of the bridge loans outstanding.

The Company had no other income or expenses for the three months ended June 30, 1999 compared to $231 of other income for three months ended June 30, 1998. There was also no other income or expenses for the six month period ending June 30, 1999 compared to other expenses of $19,842 for the same period ending June 30, 1998. The expense in 1998 was primarily the result of the Company's negotiation, during the first quarter of 1998, of an out of court settlement of $20,000 for a lawsuit that began in 1996.

DISCONTINUED OPERATIONS INCOME
The Company had no discontinued operations in either the three or six months ended June 30, 1999. For the three months ended June 30, 1998, the Company's revenues from discontinued operations were $360,676, cost of revenues from discontinued operations were $223,131, general and administrative expenses from discontinued operations were $90,555, and other expenses from discontinued operations was $10,000. For the six months ended June 30, 1998, the Company's revenues from discontinued operations were $601,923, cost of revenues from discontinued operations were $346,336, general and administrative expenses from discontinued operations were $188,218, and other expenses from discontinued operations were $9,687. Since the Company had made the decision to exit the IVR business in early 1998, there were no expenses incurred in 1998 for selling or research and development. The Company had completely exited the IVR business by the end of fiscal year 1998.

NET LOSS
The Company incurred a net loss of $281,207 for the three months ended June 30, 1999 compared to a net loss of $248,910 for the three months ended June 30, 1998, representing an increased net loss of $32,297 or 13%. For the six month period ending June 30, 1999, the Company's net loss was $534,190, representing a decrease of $55,936 or 9% compared to a net loss of $590,126 for the same period ending June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $1,258,682 and working capital of $1,079,754 as of June 30, 1999. Cash used in operating activities during the three and six-month period ended June 30, 1999 was $311,929 and $613,094, respectively. Cash used in investing activities for the three and six month period ended June 30, 1999 was $276,921 and $414,741, respectively. These include costs for the development of the web-enabling product for the TeleSmart Data Services. Financing activities in the first six months of 1999 included the calling of the warrants issued as part of the 1997 Private Placement. The calling of these warrants raised $1,900,000. On August 1, 1999, the Company called 160,000 warrants for redemption, to be effective as of September 1, representing the balance of the warrants issued in the Private Placement. Assuming all such warrants are exercised prior to the redemption date, the Company expects to realize gross proceeds of approximately $240,000.

Management believes working capital will be sufficient to support the Company's operating capital needs for at least the remainder of the current fiscal year, assuming the Company is able to generate sufficient revenues and control expenses during the remainder of fiscal year 1999. However, the Company may consider raising additional capital to pursue additional development of its' web-enabling product and an expanded marketing and sales effort. There could be a significant range of costs associated with the web-enabling product beyond its initial release due to the various enhancement options available to the Company.

Management's projections with respect to the Company's ability to meet its working capital requirements in fiscal year 1999 are based upon: (i) generating sales that exceed the Company's 1998 sales; and (ii) avoiding any significant increase in expenses. Failure to meet either of these objectives could have a material adverse effect on the Company's business.

Although the Company believes it can increase its revenues and improve its cash flow, there are no assurances that it will be successful in doing so. If management determines that additional financing is desirable, there is no assurance that additional capital will be available to the Company on acceptable terms if at all. In order to obtain additional capital, the Company may issue equity securities at a price that would result in dilution to existing shareholders.

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

ITEMS 2. THROUGH 3.  NOT APPLICABLE

ITEM 4.  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the stockholders of the Company was held on May 25, 1999. At the Annual Meeting, all of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                           Shares Voted "Withhold
                                   Shares Voted "For"          Authority For"
                                   ------------------      ----------------------
  Ronald E. Eibensteiner               4,431,509                  44,400
  Paul F. Lidsky                       4,431,509                  44,400
  Vin Weber                            4,431,509                  44,400
  John F. Stapleton                    4,431,509                  44,400
  Thomas M. Kieffer                    4,431,509                  44,400

The stockholders approved the appointment of Lund Koehler Cox & Arkema, LLP as independent public accountants for the current fiscal year by a vote of 4,463,109 shares in favor, with 12,300 shares against, and 500 shares abstaining.

The stockholders approved the reservation of Seven Hundred Fifty Thousand (750,000) additional shares for issuance to employees, officers, directors, consultants, and others under the Company's 1994 Stock Option Plan by a vote of 2,735,033 shares in favor, with 147,700 shares against, and 14,000 shares abstaining.

ITEM 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

          11.  Computation of Earnings Per Common Share
          27.  Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on May 11, 1999. Such Form reported the Company's Press Release dated May 6, 1999, which contained the first quarter earnings for the Company.

                                   SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ONELINK COMMUNICATIONS, INC.
                                   (Registrant)


Date: August 12, 1999              BY: /s/ Paul F. Lidsky
                                   President, Chief Executive Officer, and
                                   Director (Principal Executive and Financial
                                   Officer)

                               EXHIBIT INDEX

                        OneLink Communications, Inc.
                                Form 10-QSB

Exhibit Number    Description
--------------    -----------
      11          Computation of Earnings Per Common Share
      27          Financial Data Schedule (filed only in electronic format)