Form 10QSB
period 1999-09-30
ONELINK COMMUNICATIONS INC
filed 1999-11-15
CIK 891389

QuickLinks

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25764

OneLink Communications, Inc.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1675041
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
10340 Viking Drive, Suite 150 Eden Prairie, MN 55344 (Address of principal executive offices)
612-996-9000 (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

APPLICABLE TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,140,587 shares outstanding as of 11/11/99, par value $.01 per share.

    Transitional Small Business Disclosure Format (check one); YES / /  NO /x/

Form 10-QSB

Quarter Ended September 30, 1999

PART I—Financial Information

Item 1. Financial Statements

OneLink Communications, Inc.

Balance Sheets

	September 30, 1999	December 31, 1998
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$729,328	$420,600
Trade accounts receivable, net of allowance for Doubtful accounts of $10,276 in 1999 and $10,000 in 1998	435,255	203,798
Computer parts and supplies, net of reserve for obsolescence of $1,756 in 1999 and $0 in 1998	13,060	12,751
Prepaid expenses	29,458	14,190

Total current assets	1,207,101	651,339

Property and equipment:
Furniture and equipment	787,209	628,475
Web product	836,122	0
Accumulated depreciation	(487,073)	(359,334)

	1,136,258	269,141

Other assets:
Deposits	22,040	14,916

	22,040	14,916

Total Assets	$2,365,399	$935,396

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$203,990	$149,047
Current maturities of long-term debt	0	3,414
Deferred revenue	91,433	2,700
Other accrued liabilities	420,839	422,157

Total current liabilities	716,262	577,318

Shareholders' equity:
Common stock, par value $.01 per share, Authorized shares—50,000,000; Issued and outstanding shares: 1999 and 1998—7,140,587 and 5,015,607, respectively	71,406	50,156
Additional paid-in capital	10,518,293	8,491,886
Accumulated deficit	(8,940,562)	(8,183,964)

Total shareholders' equity	1,649,137	358,078

Total liabilities and shareholders' equity	$2,365,399	$935,396

See accompanying notes.

OneLink Communications, Inc.

Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Revenues	$501,302	$408,508	$1,387,964	$1,085,129
Cost of revenues	239,537	270,752	757,467	719,852

Gross profit	261,765	137,756	630,497	365,277

Operating expenses:
Selling	140,618	106,830	357,244	340,456
General and administrative	334,577	288,768	975,258	926,072
Research and development	21,056	17,638	85,158	17,638

Total operating expenses	496,251	413,236	1,417,660	1,284,166

Operating loss from continuing operations	(234,486)	(275,480)	(787,163)	(918,889)
Interest income	12,076	6,738	30,586	23,848
Interest expense	0	(446)	(21)	(2,041)
Other expense	0	(337)	0	(20,180)

Loss from continuing operations	(222,410)	(269,525)	(756,598)	(917,262)
Discontinued operations:
Income from discontinued operations	0	52,762	0	110,444
Gain on disposal of assets from discontinued operations	0	28,299	0	28,227
Net loss	$(222,410)	$(188,464)	$(756,598)	$(778,591)

Net loss from continuing operations per common share:
Basic and Diluted	$(0.03)	$(0.05)	$(0.12)	$(0.18)
Net loss per common share:
Basic and Diluted	$(0.03)	$(0.04)	$(0.12)	$(0.16)
Weighted average number of shares outstanding (Basic and Diluted)	7,039,288	4,995,607	6,434,585	4,993,600

OneLink Communications, Inc.

Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	1999	1998
Operating Activities:
Net Loss	$(756,598)	$(778,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of goodwill	127,739	182,356
Warrants issued for services	15,299	—
Net gain on sale of property and equipment	—	(28,227)
Changes in operating assets and liabilities:
Accounts receivable	(231,457)	(181,915)
Minimum lease pmts receivable	—	17,100
Computer parts and supplies	(309)	(848)
Prepaid expenses and deposits	(22,392)	(39)
Accounts payable and accrued expenses	52,151	131,746
Deferred revenue	88,733	(74,636)

Net cash used in operating activities	(726,834)	(733,054)

Investing Activities:
Sale of property and equipment	0	198,217
Purchases of property and equipment	(994,856)	(60,554)

Net cash used in investing activities	(994,856)	137,663

Financing activities:
Proceeds from issuance of stock options	139,648	2,500
Payments on contingent notes payable	(159,648)	(2,500)
Proceeds from warrants exercised	2,052,858	—
Payment to purchase warrants not exercised	(500)	—
Payments on short-term and long-term notes payable	(1,940)	(29,526)

Net cash provided by (used) financing activities	2,030,418	(29,526)

Increase/(Decrease) in cash and cash equivalents	308,728	(624,917)
Cash and cash equivalents at beginning of period	420,600	1,074,556

Cash and cash equivalents at end of period	$729,328	$449,639

See accompanying notes.

OneLink Communications, Inc.

Notes to Financial Statements

September 30, 1999
(Unaudited)

Note. 1. Summary of Significant Accounting Policies.

Interim Financial Information

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998 and the Company's 1998 Annual Report to Shareholders.

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

Results of Operations

    The following table sets forth certain Statements of Operations data as a percentage of revenues.

	Third Quarter 1999	Third Quarter 1998	Nine Months Ended 1999	Nine Months Ended 1998
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.8	66.3	54.6	66.3
Gross profit	52.2	33.7	45.4	33.7
Operating expenses:
Selling	28.1	26.2	25.7	31.4
General & administrative	66.7	70.7	70.3	85.3
Research & development	4.2	4.3	6.1	1.6
Total operating expenses	99.0	101.2	102.1	118.3
Other income (expense)	2.4	1.5	2.2	0.1
Loss from continuing operations	(44.4)	(66.0)	(54.5)	(84.5)
Discontinued operations income	0.0	12.9	0.0	10.2
Gain on disposal of assets from discontinued operations	0.0	6.9	0.0	2.6
Net loss	(44.4)%	(46.2)%	(54.5)%	(71.7)%

Revenues from Continuing Operations

    The Company's revenues from continuing operations of $501,302 increased $92,794 or 23% for the three months ended September 30, 1999 compared to $408,508 for the three months ended September 30, 1998. The Company's revenues for the nine month period ended September 30, 1999 were $1,387,964, an increase of $302,835 or 28% from the same period in 1998. The increase in revenue is primarily attributed to the service bureau operations of the Company's TeleSmartTM Data Services. The service bureau revenues increased by approximately $677,000 for the nine months ended September 30, 1999 compared to the same period in 1998, due to increased processing of calls. The service bureau did not begin processing calls for U S West and Cincinnati Bell until the first and third quarter of 1998, respectively. Revenues from the software product increased by approximately $74,000 for the same period. These increases were offset by a decrease of approximately $474,000 in consulting revenues. Consulting revenues in the first nine months of 1998 included the final development stages for U S West, the initial customer, and consulting revenues for the development of the service bureau for Cincinnati Bell Telephone and enhancements to the initial product offered.

Cost of Revenues from Continuing Operations

    The Company's cost of revenues from continuing operations of $239,537 decreased $31,215 or 12% for the three months ended September 30, 1999 compared to $270,752 for the three months ended September 30, 1998. For the nine month period ended September 30, 1999, the Company's cost of revenues of $757,467 increased $37,615 or 5% compared to $719,852 for the nine months ended September 30, 1998. The increase for nine months is primarily attributed to an increase in cost of revenues for the expanded operation of the service bureau by approximately $237,000 and increased cost of revenues for the development of a new version of the Call Graphics software containing several necessary enhancements. These costs were offset by decreased consulting cost of revenues by approximately $299,000.

    The Company's gross margin for the three months ended September 30, 1999 increased to 52% compared to 34% for the same period in 1998. This increase is a result of a change in the mix of business. Gross margin percentage for the service bureau is higher than the gross margin percentage for the consulting business due to the higher personnel costs in the consulting business.

Selling Expenses from Continuing Operations

    The Company's selling expenses from continuing operations of $140,618 increased $33,788 or 32% for the three months ended September 30, 1999 compared to $106,830 for the three months ended September 30, 1998. For the nine month period ended September 30, 1999, the Company's selling expenses of $357,244 increased $16,788 or 5% compared to $340,456 for the same period ended September 30, 1998. The increase in selling expenses is a result of higher marketing expenses of approximately $93,000. These increases were offset by lower personnel expenses of approximately $63,000 and lower travel expenses of approximately $16,000.

General and Administrative Expenses from Continuing Operations

    The Company's general and administrative expenses from continuing operations of $334,577 increased $45,809 or 16% for the three months ended September 30, 1999 compared to $288,768 for the three months ended September 30, 1998. For the nine month period ended September 30, 1999, the Company's general and administrative expenses of $975,258 increased $49,186 or 5% compared to $926,072 for the same period ended September 30, 1998. The increase was a result of higher personnel costs of approximately $53,000 and personnel search costs of approximately $25,500. These increases were offset by decreases of approximately $19,000 for rental expenses and approximately $9,600 for bad debt.

Research and Development Expenses from Continuing Operations

    The Company's research and development expenses from continuing operations of $21,056 increased $3,418 or 19% for the three months ended September 30, 1999 compared to $17,638 for the three months ended September 30, 1998. For the nine month period ended September 30, 1999, the Company's research and development expenses of $85,158 increased $67,520 compared to $17,638 for the same period ended September 30, 1998. The research and development costs incurred in 1999 are related to the new web-enabling product for the TeleSmart Data Services. A prototype was completed in the second quarter of 1999. Since the development of the prototype, all costs associated with the web-enabling product have been capitalized. In the first six months of fiscal year 1998, the Company was not required to make research and development investments to grow the business. Under the Company's revised business model, development projects and product enhancements are generally paid for by the customer requesting the change.

Other Income and Expense from Continuing Operations

    Interest income of $12,076 increased $5,338 or 79% for the three months ended September 30, 1999 compared to $6,738 for the three months ended September 30, 1998. For the nine month period ended September 30, 1999, the Company's interest income increased to $30,586 compared to $23,848 for the same period ended September 30, 1998. The increase is a result of the increase in cash and cash equivalents held by the Company during the nine month period ended September 30, 1999. Cash and cash equivalents on September 30, 1999 were $729,328 compared to $449,639 on September 30, 1998. The increase in cash and cash equivalents is a result of the Company receiving proceeds in the first quarter of 1999 of $1,900,000 through the calling of the warrants originally issued in connection with the private placement of its stock in September of 1997 (the "1997 Private Placement"). In the third quarter of 1999, the Company called 160,000 warrants for redemption. The calling of these warrants raised an additional $165,000.

    The Company had no interest expense for the three months ended September 30, 1999 compared to $446 for the three months ended September 30, 1998. For the nine month period ended September 30, 1999, the Company's interest expense decreased to $21 compared to $2,041 for the same period ended September 30, 1998. The decrease is a result of the repayment of outstanding bridge loans.

    The Company had no other income or expenses for the three months ended September 30, 1999 compared to $337 of other expense for three months ended September 30, 1998. There was also no other income or expenses for the nine month period ended September 30, 1999 compared to other expenses of $20,180 for the same period ended September 30, 1998. The expense in 1998 was primarily the result of the Company's negotiation, during the first quarter of 1998, of an out of court settlement of $20,000 for a lawsuit that began in 1996.

Discontinued Operations Income

    The Company had no discontinued operations in either the three or nine months ended September 30, 1999. For the three months ended September 30, 1998, the Company's revenues from discontinued operations were $223,639, cost of revenues from discontinued operations were $99,153, general and administrative expenses from discontinued operations were $61,724, and other expenses from discontinued operations was $10,000. For the nine months ended September 30, 1998, the Company's revenues from discontinued operations were $825,562, cost of revenues from discontinued operations were $445,489, general and administrative expenses from discontinued operations were $249,942, and other expenses from discontinued operations were $19,687. Since the Company had made the decision to exit the IVR business in early 1998, there were no expenses incurred in 1998 for selling or research and development. The Company had completely exited the IVR business by the end of fiscal year 1998.

Net Loss

    The Company incurred a net loss of $222,410 for the three months ended September 30, 1999 compared to a net loss of $188,464 for the three months ended September 30, 1998, representing an increased net loss of $33,946 or 18%. For the nine month period ending September 30, 1999, the Company's net loss was $756,598, representing a decrease of $21,993 or 3% compared to a net loss of $778,591 for the same period ending September 30, 1998.

Liquidity and Capital Resources

    Cash and Cash Equivalents.  The Company had cash of $729,328 and working capital of $490,839 as of September 30, 1999. Cash used in operating activities during the three and nine-month period ended September 30, 1999 was $113,737 and $726,834, respectively. Cash used in investing activities for the three and nine month period ended September 30, 1999 was $580,116 and $994,856, respectively. These include costs for the development of the web-enabling product for the TeleSmart Data Services.

    Additional Capital Resources.  In the first quarter of 1999, management called the warrants issued as part of the 1997 Private Placement. The calling of these warrants raised $1,900,000. On August 1, 1999, the Company called 160,000 warrants for redemption, to be effective as of September 1, representing the balance of the warrants issued in the 1997 Private Placement. The calling of these warrants raised $165,000.

    Management is currently in the process of raising additional capital through a private placement(the "1999 Private Placement"). The Company has decided to accelerate development of its web-enabling product and expand its marketing and sales efforts, which requires additional funding. A substantial portion of the funds raised in the 1999 Private Placement are to be used for these efforts. The 1999 Private Placement allows a maximum of 1,500,000 shares of Common Stock of OneLink Communications, Inc. (the "Shares") to be purchased by "Accredited Investors" (as that term is defined in Regulation D promulgated under the Securities Act of 1933) at a price of $1.75 per Share. In addition, upon the sale of the entire 1,500,000 Shares, the Company may elect to sell up to 225,000 additional Shares within 30 days.

    Management believes with the projected funds raised in the 1999 Private Placement, the Company can meet its working capital and capital expenditure requirements for at least the next twelve months based upon: (i) generating sales that exceed the Company's 1998 sales; and (ii) avoiding any significant increase in expenses. Failure to meet either of these objectives could have a material adverse effect on the Company's business.

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

Year 2000 Review

    The Company has instituted a Year 2000 project to address the issue of computer programs and embedded computer chips that are unable to distinguish between the year 1900 and the year 2000. In the fourth quarter of 1997, the Company conducted a review of its systems and operations to identify the impact of the Year 2000 issue. The review concluded that the software created by the Company and the Company's internal operations will not require Year 2000 modifications. The total cost associated with testing to become Year 2000 compliant was not material to the Company's financial position.

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

Forward-Looking Statements

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

(a)
Exhibits

11.
Computation of Earnings Per Common Share

27.
Financial Data Schedule

(b)
Reports on Form 8-K

      The Company filed a report on Form 8-K on August 16, 1999. Such Form reported the Company's Press Release dated July 29, 1999, which contained the second quarter earnings of the Company.

SIGNATURES

    Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONELINK COMMUNICATIONS, INC. (Registrant)
Date: November 12, 1999	BY:	/s/ Paul F. Lidsky
President, Chief Executive Officer, and Director (Principal Executive and Financial Officer)

Exhibit Index

OneLink Communications, Inc.
Form 10-QSB

Exhibit Number	Description
11	Computation of Earnings Per Common Share
27	Financial Data Schedule (filed only in electronic format)

QuickLinks

Table of Contents

SIGNATURES

Exhibit Index