Form 10KSB
period 1999-12-31
ONELINK COMMUNICATIONS INC
filed 2000-03-22
CIK 891389

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission file number 0-25764

OneLink Communications, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-1675041
(State of Incorporation)	(I.R.S. Employer Identification No.)

10340 Viking Drive, Suite 150
Eden Prairie, MN 55344
(612) 996-9000

(Address, including zip code, and telephone number
of registrant's principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

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

    The Company's revenues from continuing operations for the fiscal year ended December 31, 1999 totaled $1,850,142.

    The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 13, 2000 was approximately $47,253,000 based on the average of the closing bid and ask price of the registrant's Common Stock on such date. The number of shares outstanding of the registrant's $.01 par value common stock, as of March 13, 2000 was 9,693,404

    Transitional Small Business Issuer Format (Check One): Yes    No  X

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for its May 23, 2000 Annual Meeting, which will be filed by April 29, 2000, are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

ONELINK COMMUNICATIONS, INC.

PART I

Item 1.  Description of Business

General

    OneLink Communications, Inc. (the "Company" or "OneLink") was incorporated in Minnesota in June 1990. We are a leading provider of Internet-delivered business intelligence services to the telecommunications industry. We specialize in transforming raw telecommunications data into reports, containing information pertaining to caller location, frequency of calls, unanswered calls, busy calls, etc., referred to in the industry as "business intelligence" that enables management to make better informed and more accurate decisions. We market our TeleSmart Data Services solutions to telecommunications providers who provide these services to their customers as value-added enhancements in order to strengthen customer relationships and increase customer satisfaction, loyalty and retention.

    Historically, our business has focused on the design, development and operation of interactive voice response (IVR) systems. Our IVR systems facilitated caller information transactions by collecting and distributing information, creating customer databases and accessing location-specific services by telephone on a fully automated basis. In 1998, we discontinued the deployment and service of our interactive technologies and solutions and focused on becoming a management reporting and business intelligence partner for telephone companies, who in turn pass along our services to their customers.

Products and Services

    OneLink provides a wide range of business intelligence services using its in-house data processing facilities, large data warehousing and Internet expertise. We also offer professional services aimed at supporting the consulting, development and implementation needs of our customers.

  TeleSmart Data Services

      Our TeleSmart service transforms raw telecommunications data into visual business intelligence by converting the data into tabular, graphic and geographic formats that can be easily interpreted by business managers. Our data processing, database expertise and its proprietary use of Geographic Information Service (GIS) methodology enables us to track caller information and assemble it into coherent reports. These reports strengthen a business's insight into its customer base and creates market intelligence. GIS technology is being used increasingly by businesses to provide information needed to shape decisions and to translate large amounts of tabular information into easy-to-read graphic formats.

      We are expanding our TeleSmart Data Services within the telecommunications industry by offering enhanced reporting and mapping services for business analysis and marketing purposes. We have developed these TeleSmart products and services with the intention of focusing our sales efforts on the Regional Bell Operating Companies (RBOCs), Independent Telephone Companies and new Competitive Local Exchange Carriers.

  TeleSmart Web

      TeleSmart Web is an online value-added service that uses the speed and power of the Internet to deliver enhanced reporting. With TeleSmart Web, carriers provide business customers access to these services via the carrier's web site, significantly enhancing the need and frequency for these customers to visit the carrier's web site.

      TeleSmart Web increases the number of users within a business who can access the reports and provides customizable "My Reports" for simplified viewing. For example, marketing executives can customize their "My Reports" screen to display only those reports demonstrating the success of a marketing campaign in a specified region, while their colleague, the telecom manager, may choose to only view busy signal and unanswered call reports.

  TeleSmart Software

      Specifically created for our TeleSmart Data Services customers, this software allows for the easy customization of enhanced call management reports at the desktop. This capability gives TeleSmart customers the opportunity to fine-tune the reports they receive to meet specific business intelligence needs.

Industry Background

    The Telecommunications Act of 1996 gave rise to an increasing level of competition for local access between the established Regional Bell Operating Companies, the Independent Telephone Companies and Competitive Local Exchange Carriers. This competition has caused incumbent telephone companies to increase focus on customer loyalty and retention through the offering of enhanced services and away from a price-only customer retention strategy.

    Often telephone companies do not have the expertise, manpower or time to develop, implement and market enhanced services like call management reports and end user software. The need to offer these enhanced services quickly has created the opportunity for small, fast moving companies to provide products and services needed to assist in the retention and expansion of customer bases.

Systems Design

    Our systems are designed using an open architecture for maximum flexibility with respect to the adoption of new modular applications, customization of specific applications and incorporation of new technology. The systems integrate proprietary software with products from a variety of leading outside software vendors. Each system is designed around a basic modular architecture and an interactive database module. Our systems primarily use industrial grade micro computer hardware supplied by various manufacturers. All OneLink applications utilize NT and UNIX operating system software to manage the complex requirements of new services, handle increased call volumes and to readily allow user specific customization.

Sales and Marketing

    Our primary sales and marketing strategy focuses on providing enhanced management reporting and business intelligence services to telephone companies. We sell our services directly through our own sales force and indirectly through business alliances. Our sales representatives attend trade shows likely to attract companies interested in reselling our services. In order to reach our potential customers, we use direct mailing, telephone and personal contact, as well as advertise in publications tailored to businesses with the potential to resell our services.

Primary Customers

    During 1999, our revenues from continuing operations totaled $1,850,142. Revenues from U S WEST Communications, Inc. and Cincinnati Bell Telephone, respectively, accounted for approximately $963,000 or 52% and $661,000 or 36% of total revenues from continuing operations. These revenues resulted primarily from the development, implementation and use of our TeleSmart services.

Competition

    Our management is not aware of any current competitor that provides a product or service materially similar to TeleSmart Data Services or TeleSmart Software. Some telephone companies and RBOCs have previously offered segments of management reports that are similar to those created by our TeleSmart Data Services, but prior to our entry into the field, none appear to have offered a complete package of reports and end user software specifically aimed at capturing incoming caller information. Companies with significant financial resources, application development expertise and telecommunications experience may attempt to duplicate our products and services in this area. However, our management believes time to market is a key success factor, and at this time, we believe we are the first to market with these products.

Regulatory Environment

    Our operations are currently subject to limited regulation both on the federal and state level by the Federal Communications Commission and various state public utility commissions. With the current national trend of deregulation in the communications industry, additional regulation is not anticipated in the near future. There can be no assurance, however, that the current regulatory environment will continue. Furthermore, although we are not actively attempting to place our products in foreign markets, any effort to do so in the future will be dependent on the regulatory environment in such markets.

Research and Product Development

    Research and product development expenses were $648,002, $71,322 and $349,046 for the years ended December 31, 1999, 1998 and 1997, respectively. Research and product development expenses incurred in 1999 were primarily related to the initial research of and enhancements to the TeleSmart Web product. Research and development expenses incurred in 1998 were primarily related to increasing the functionality and capabilities of the TeleSmart product and the initial research to take the TeleSmart product to the Internet. In 1998, we reduced our research and development expenditures by adopting a business model where development projects and product enhancements were generally paid by the customers requesting the development or enhancement. Research and development costs for 1997 were incurred in connection with our IVR operations and are included in discontinued operations.

Employees

    As of December 31, 1999, we had 20 employees, including 11 people working with our TeleSmart product and 9 people in sales, administration and finance. We believe our relations with our employees are good. None of our employees are represented by a labor union.

Item 2.  Description of Property

    We lease approximately 8,228 square feet of commercial office and warehouse space for $7,885 per month plus operating expenses and utilities at 10340 Viking Drive, Suite 150, Eden Prairie, Minnesota 55344 under a lease that expires on June 30, 2003. We have an option to extend the lease term for an additional five years.

Item 3.  Legal Proceedings

    We are not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the Company's fourth quarter.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    On February 26, 1998, our common stock was delisted from the Nasdaq SmallCap Market for failure to meet the new net tangible asset rules that went into effect on February 23, 1998. Our common stock is currently traded in the over-the-counter market with prices quoted on the OTC Bulletin Board under the symbol "ONEL".

    The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 1999 and 1998:

	Year Ending December 31, 1999
	High	Low
First Quarter	$2.000	$1.125
Second Quarter	2.563	1.750
Third Quarter	2.625	1.813
Fourth Quarter	3.625	1.563
	Year Ending December 31, 1998
	High	Low
First Quarter	$1.250	$0.156
Second Quarter	2.875	0.721
Third Quarter	2.438	1.313
Fourth Quarter	1.500	0.969

    The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The approximate number of stockholders of record of the Common Stock as of March 13, 2000 was 1,200.

    We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

    In the fourth quarter of 1999, we sold 2,000,000 shares of our common stock in connection with a private placement, for which we received aggregate proceeds of $3,500,000. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated under such act.

    In the third quarter of 1997, we raised $2,000,000 through a private placement of Units (the "Units"). Each Unit consisted of 50,000 shares of our common stock and warrants to purchase an additional 50,000 shares of common stock. The Units were offered pursuant to Section 4(2) of the Securities Act, as amended and were made only to "Accredited Investors" as defined by Rule 501 of Regulation D promulgated under the Securities Act.

Item 6.  Management's Discussion and Analysis

Results of Operations

    The following table sets forth, for the periods indicated, certain Statements of Operations data as a percentage of revenues.

	For Twelve Months Ended December 31
	1999	1998
Revenues	100.0%	100.0%
Cost of revenues	52.5%	66.9%
Gross profit	47.5%	33.1%
Selling	27.8%	25.8%
Research & product development	35.0%	5.0%
General & administrative	70.3%	83.2%
Total operating expenses	133.1%	114.0%
Other income (expense)	3.0%	0.5%
Loss from continuing operations	(82.6%)	(80.5%)
Discontinued operations income	0.0%	13.3%
Gain on disposal of assets from discontinued operations	0.0%	2.0%
Net Loss	(82.6%)	(65.2%)

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues from Continuing Operations

    Our revenues from continuing operations for the year ended December 31, 1999 were $1,850,142, an increase of $433,011 or 31 percent compared to $1,417,131 for the same period ended December 31, 1998. Revenues from our primary product, TeleSmart Data Services, which is a service bureau used to process raw call data into useable formats, increased by $832,045 or 193 percent from $430,147 in 1998 to $1,262,192 in 1999. This increase resulted from additional customers activating the service in 1999. Revenues from the TeleSmart software, which is used to enhance the information provided by the service bureau, increased approximately $97,000 compared to 1998. Revenues from consulting/development projects, which include revenues associated with the consulting costs for building the initial service bureau for a company, as well as enhancements requested by the customers, decreased by approximately $543,000 from 1998. Revenues in 1998 included the final development costs of the service bureau for U S West. They also included the consulting/development costs for the build of the service bureau for Cincinnati Bell Telephone. There were no new telephone companies integrated with service bureaus in 1999 due to the telephone companies preparing for the year 2000. We have signed two new consulting contracts, in which the service bureaus are to be completed in 2000.

Cost of Revenues and Gross Profit from Continuing Operations

    Our cost of revenues from continuing operations for the year ended December 31, 1999 was $971,219 compared to $948,178 for the same period in 1998, an increase of $23,041 or 2 percent. Cost of revenues for the TeleSmart service bureau increased approximately $282,000 compared to the previous year due to increased processing of calls. This included additional personnel, consulting costs and telephone expenses. The cost of revenues also increased by approximately $51,000 due to a new version of the software being created. These increases were offset by a decrease in cost of revenues for the consulting/ development area by approximately $338,000 compared to 1998. In 1998, the majority of internal and external personnel costs were directly related to billable projects. However, in 1999, we were developing a web-enabling product which required significant personnel time that was capitalized through the third quarter. In the fourth quarter, we determined that our model had changed due to the entrance into the Internet business. Therefore, beginning in the fourth quarter, the costs related to new product offerings were expensed in the product development area. This will accurately reflect the true cost of revenues for billable projects. Historically, product developments and enhancements were generally paid for by the customer requesting the change.

    The gross profit from continuing operations for the year ending December 31, 1999 was $878,923 compared to $468,953 for the same period ended December 31, 1998, an increase of $409,970 or 87 percent. Gross profit as a percentage of revenues was 48 percent in 1999 compared to 33 percent for the same period in 1998. The increase in our gross profit margin is attributable to customers increasing their use of the TeleSmart Data Services, which has higher gross margins than the consulting business.

Research and Product Development Expenses from Continuing Operations

    Research and product development expenses from continuing operations for the year ended December 31, 1999 were $648,002 compared to $71,322 for the same period in 1998, an increase of $576,680. Research and product development expenses incurred in 1998 were primarily related to increasing the functionality and capabilities of the TeleSmart product and the initial research to take the product to the Internet. The expenses for 1999 were additional costs related to the enhancement of the Internet product. Of this, $86,812 was for the initial prototype, with the remainder for enhancements in the fourth quarter of 1999, after the product went into service. These costs included internal and external personnel time and depreciation expenses related to the new product. In 1998, we had adopted a business model in which development projects and product enhancements were generally paid for by the customers requesting the development or enhancement.

Selling Expenses from Continuing Operations

    Selling expenses from continuing operations for the year ended December 31, 1999 were $514,817, an increase of $149,032 compared to $365,785 for the same period in 1998. This increase was due to increased costs of approximately $157,000 for marketing and decreased travel costs of approximately $8,000. We hired an outside marketing firm to help attract additional notice through increased exposure in publications and business communities.

General and Administrative Expenses from Continuing Operations

    Our general and administrative expenses from continuing operations for the year ended December 31, 1999 were $1,300,175 compared to $1,179,119 for the same period in 1998, an increase of $121,056 or 10 percent. This increase is the result of increased personnel costs of approximately $65,000 and personnel search costs of approximately $46,500. In addition, depreciation of approximately $29,000 for all equipment related to the service bureau and products was moved from cost of revenues to operating expense in the fourth quarter due to the changed Company model. These increases were offset by decreases in our telephone expense of approximately $19,000 and bad debt expense of approximately $10,000.

Other Income and Expense from Continuing Operations

    Interest income from continuing operations for the year ended December 31, 1999 was $54,452 compared to $29,099 for the same period in 1998 due to increased cash balances. Interest expense from continuing operations for the year ended December 31, 1999 was $21 compared to $2,195 for the same period in 1998. The decrease in interest expense is due to a reduction in bridge loan financing needed in 1998 and the decrease in capital leases. Other non-interest income from continuing operations was $1,250 for the year ended December 31, 1999 compared to other non-interest expense of $20,180 for the same period in 1998. Included in the balance for 1998 was a lawsuit settlement of $20,000.

Discontinued Operations Income

    For the year ended December 31, 1998, our revenues from discontinued operations were $914,381. The revenues were from the IVR business. Cost of revenues for the year ended December 31, 1998 were $455,357. Since we had made the decision to exit the IVR business in early 1998, there were no expenses incurred in 1998 for selling or research and development. General and administrative expenses and other income/expense for the year ended December 31, 1998 were $270,373.

Gain on Disposal of Assets from Discontinued Operations

    The gain on disposal of assets from discontinued operations was $28,227 for the year ended December 31, 1998. The 1998 gain resulted from the sale of the remaining IVR assets.

Net Loss

    We incurred a net loss of $1,528,390 for the year ended December 31, 1999 compared to a net loss of $923,671 for the prior year. This is an increase of $604,719 or 65 percent and was primarily the result of increased product development costs for the Internet service.

Liquidity and Capital Resources

    We had positive working capital of $3,102,692 and $74,021 at December 31, 1999 and 1998, respectively. During 1999, cash used in operations was $878,587, primarily resulting from a net loss of $1,528,390, offset by accounts payable and accrued expenses of $453,684 and depreciation and amortization of $334,340. Cash used in 1999 for investing activities was $1,180,376 for the purchase of property and equipment. Most of the purchases were for the new Web-enabling product. Financing activities provided cash of $5,368,333.

    In the first quarter of 1999, management called the warrants issued as part of our 1997 Private Placement. The calling of these warrants raised $1,900,000. On August 1, 1999, we called 160,000 warrants for redemption, to be effective as of September 1, 1999. These warrants represented the balance of the warrants issued in the 1997 Private Placement. The calling of these warrants raised $165,000.

    Through a private placement in the fourth quarter of 1999 (the "1999 Private Placement"), we raised additional capital of approximately $3,500,000 from the sale of 2,000,000 shares of our common stock at a price of $1.75 per share. The Private Placement was limited to "Accredited Investors" (as that term is defined in Regulation D promulgated under the Securities Act of 1933). The additional funds will be used to further enhance the Web-enabling product and services, create additional services and expand sales and marketing efforts.

    Our management believes that revenues to be generated from operations, combined with the proceeds from the warrant call and private placement, will be sufficient to support our working capital needs for the foreseeable future, assuming we are able to generate sufficient revenues and control expenses during fiscal year 2000. As a result, our ability to meet our working capital requirements in fiscal year 2000 will depend upon: (i) generating sales which exceed our fiscal 1999 sales; and (ii) avoiding any significant increase in expenses. Failure to meet these objectives may have a material effect on our ability to continue the business. Should we seek additional financing, there is no assurance that additional capital will be available to us on acceptable terms or at all. In order to obtain additional capital, we may issue equity securities at a price that would result in dilution to existing shareholders.

New Accounting Pronouncements

    In June 1998, the FASB issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. We are not currently involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement, as it becomes necessary.

Impact of Year 2000

    The year 2000 (Y2K) issue arose out of the fact that many computer programs were written using two digits to identify the applicable year rather than four digits. It was feared that computer programs with date-sensitive software or equipment with embedded date-sensitive technology might misinterpret a two-digit code; for example, "00" entered in a date field for the year 2000 might be wrongly interpreted as the year 1900. There was concern that this error could result in system or equipment failures or miscalculations and disruptions of operations. During the last several years, we addressed issues related to the Y2K concern. As of December 31, 1999, we have completed all aspects of our Y2K readiness program and, through March 15, 2000 we have not experienced any significant problems related to the Y2K issue.

Forward Looking Statements

    This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements included herein that address activities, events or developments that OneLink expects, believes or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include general economic conditions, changes in interest rates, increased competition in our market area, acceptance by telecommunications customers and increased regulation of the telecommunications industry generally.

Item 7.  Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To OneLink Communications, Inc.:

    We have audited the accompanying balance sheets of OneLink Communications, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OneLink Communications, Inc. as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/Lund Koehler Cox & Arkema, LLP
Minneapolis, Minnesota
February 9, 2000

OneLink Communications, Inc.

Balance Sheets

	December 31,
	1999	1998
Assets
Current assets:
Cash and cash equivalents	$3,729,970	$420,600
Trade accounts receivable, net of allowance for doubtful accounts of $10,276 and $10,000—1999 and 1998	371,480	203,798
Inventory, net of reserve for obsolescence of $2,374 and $0—1999 and 1998	7,104	12,751
Prepaid expenses	61,708	14,190

Total current assets	4,170,262	651,339

Property and equipment:
Furniture and equipment	1,060,994	628,475
Web based software	747,857	—

	1,808,851	628,475
Accumulated depreciation and amortization	(693,674)	(359,334)

	1,115,177	269,141

Deposits	11,465	14,916

Total assets	$5,296,904	$935,396

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	$—	$3,414
Accounts payable	545,972	149,047
Accrued payroll and related taxes	310,628	198,963
Accrued expenses	168,288	223,194
Deferred revenue	42,682	2,700

Total current liabilities	1,067,570	577,318

Shareholders' equity:
Common stock, par value $.01 per share:
Authorized shares—50,000,000
Issued and outstanding shares: 1999—9,254,018 and 1998—5,015,607	92,540	50,156
Additional paid-in capital	14,076,000	8,491,886
Stock subscription receivable	(226,852)	—
Accumulated deficit	(9,712,354)	(8,183,964)

Total shareholders' equity	4,229,334	358,078

Total liabilities and shareholders' equity	$5,296,904	$935,396

See accompanying notes.

OneLink Communications, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	1999	1998
Continuing operations:
Revenues	$1,850,142	$1,417,131
Cost of revenues	971,219	948,178

Gross profit	878,923	468,953

Operating expenses:
Selling	514,817	365,785
Research and product development	648,002	71,322
General and administrative	1,300,175	1,179,119

Total operating expenses	2,462,994	1,616,226

Operating loss	(1,584,071)	(1,147,273)
Other income (expense):
Interest income	54,452	29,099
Interest expense	(21)	(2,195)
Other income (expense)	1,250	(20,180)

Loss from continuing operations	(1,528,390)	(1,140,549)
Discontinued operations:
Discontinued operations income	—	188,651
Gain on disposal of assets from discontinued operations	—	28,227

Net loss	$(1,528,390)	$(923,671)

Net loss from continuing operations per common share:
Basic and diluted	$(.23)	$(.23)
Net loss per common share:
Basic and diluted	$(.23)	$(.18)
Weighted average number of shares outstanding:
Basic and diluted	6,735,572	4,994,161

See accompanying notes.

OneLink Communications, Inc.

Consolidated Statements of Shareholders' Equity

	Common Stock
			Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 1997	4,991,696	$49,917	$8,467,125	$—	$(7,260,293)	$1,256,749
Exercise of stock warrants	1,411	14	(14)	—	—	—
Exercise of stock options	22,500	225	22,275	—	—	22,500
Payments on contingent stockholder notes	—	—	(2,500)	—	—	(2,500)
Issuance of warrants for services	—	—	5,000	—	—	5,000
Net loss	—	—	—	—	(923,671)	(923,671)

Balance at December 31, 1998	5,015,607	50,156	8,491,886	—	(8,183,964)	358,078
Exercise of stock warrants, net of issuance costs	2,010,000	20,100	2,032,258	—	—	2,052,358
Exercise of stock options	114,985	1,150	167,278	—	—	168,428
Payments on contingent stockholder notes	—	—	(171,648)	—	—	(171,648)
Issuance of warrants for services	—	—	27,899	—	—	27,899
Private placement of common stock, net of issuance costs	2,000,000	20,000	3,302,609	—	—	3,322,609
Issuance of stock for stock subscription receivable	113,426	1,134	225,718	(226,852)	—	—
Net loss	—	—	—	—	(1,528,390)	(1,528,390)

Balance at December 31, 1999	9,254,018	$92,540	$14,076,000	$(226,852)	$(9,712,354)	$4,229,334

See accompanying notes.

OneLink Communications, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	1999	1998
Operating activities
Net loss	$(1,528,390)	$(923,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334,340	227,944
Write-down of assets	—	2,505
Warrants issued for services	27,899	5,000
Gain on sale of property and equipment	—	(28,227)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(167,682)	(66,996)
Minimum lease payments receivable	—	17,100
Inventory, net	5,647	(8,719)
Prepaid expenses and deposits	(44,067)	22,015
Investment in sales type leases	—	(313)
Accounts payable, payroll and related taxes and accrued expenses	453,684	153,713
Deferred revenue	39,982	(141,023)

Net cash used in operating activities	(878,587)	(740,672)

Investing activities
Purchases of property and equipment	(1,180,376)	(95,407)
Proceeds from the sale of equipment	—	198,217

Net cash provided by (used in) investing activities	(1,180,376)	102,810

Financing activities
Payments on notes payable	(3,414)	(36,094)
Payments on contingent stockholder notes	(171,648)	(2,500)
Proceeds from exercise of stock options	168,428	22,500
Proceeds from private placement of common stock, net of issuance costs	3,322,609	—
Proceeds from exercise of warrants, net of issuance costs	2,052,358	—

Net cash provided by (used in) financing activities	5,368,333	(16,094)

Increase (decrease) in cash and cash equivalents	3,309,370	(653,956)
Cash and cash equivalents at beginning of year	420,600	1,074,556

Cash and cash equivalents at end of year	$3,729,970	$420,600

Supplemental cash flow information:
Cash paid for interest	21	$2,195
Cash paid for income taxes	—	—
Noncash financing activities:
Issuance of stock for stock subscription receivable	$226,852	—
Exercise of stock warrants	—	$14

See accompanying notes.

OneLink Communications, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

    OneLink Communications, Inc. (the "Company" or "OneLink") was incorporated in Minnesota in June 1990. The Company is a leading provider of internet-delivered business intelligence services to the telecommunications industry. OneLink specializes in transforming raw telecommunications data into reports, containing information pertaining to caller location, frequency of calls, unanswered calls, busy calls, etc. referred to in the industry as "business intelligence" that enables management to make better informed and more accurate decisions. The Company markets its TeleSmart Data Services solutions to telecommunications providers who provide these services to their customers as value-added enhancements to strengthen customer relationships and increase customer satisfaction, loyalty and retention.

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

Revenue Recognition

    Revenue for services is recognized at the end of each month in which services are provided. Revenue for product sales is recorded upon shipment. Revenue on certain contracts may require revenue recognition under contract accounting rules, whereby revenue is recognized on a percentage of completion basis. Billings in excess of costs and estimated earnings are included in deferred revenue.

    The Company extends unsecured credit to customers in the normal course of business.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

Stock-Based Compensation

    The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Accordingly, the Company has made pro forma disclosures of what net loss and net loss per share would have been had the provisions of Statement 123 been applied to the Company's stock options.

Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The balances, at times, may exceed federally insured limits.

Inventory

    Inventory is valued at the lower of cost (first-in, first-out), or market.

Property and Equipment

    Property and equipment is stated at cost. Depreciation is recognized on the straight-line basis over the estimated useful life of the equipment. Maintenance, repairs and minor renewals are expensed when incurred.

    The Company has adopted Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal-use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During 1999, the Company capitalized $747,857 of costs related to the implementation of internal-use software, which is being amortized over its estimated useful life.

Income Taxes

    The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities.

Net Loss Per Share

    Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the reporting period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per share in subsequent years.

Fair Value of Financial Instruments

    The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of debt approximated the current rates at which the Company could borrow funds with similar remaining maturities.

3. IVR Discontinued Operations

    During 1998, the Company completed the discontinuance of its IVR operations and sold the IVR related assets of the segment. The operating results, sale of all IVR assets and the related asset write-downs are accounted for as discontinued operations in the consolidated statements of operations. Based on the Company's net operating loss carryforwards (see Note 8), no income tax expense was recorded for the year ended December 31, 1998. A summary of operations relating to discontinued operations is as follows for the year ended December 31, 1998:

Revenues	$914,381
Cost of revenues	455,357

Gross profit	459,024
Operating and other expenses:
General and administrative	270,373

Income from discontinued operations	$188,651

4. Long-Term Debt

    At December 31, 1998, the Company had outstanding notes payable and other long-term debt of $3,414. The outstanding debt was paid in full during 1999.

5. Contingent Stockholder Notes Payable

    In January 1994, the Company acquired 219,364 shares of common stock from two stockholders for $2.18 per share by issuing promissory notes totaling $478,212 which bear interest at 6%. These shares have been canceled and retired. Under the terms of the notes, payments shall be made when, and only if, the Company receives payments for exercise of options under its stock option plan until the notes are paid in full. The Company is required to use 100 percent of any cash proceeds resulting from the exercise of options under the Plan to pay down these obligations until these notes are satisfied. Management cannot currently determine if additional options will be exercised, thereby requiring payments on the notes. Consequently, no liability has been recorded in the financial statements. Payments, consisting primarily of interest, of $171,648 and $2,500 were made on these promissory notes in 1999 and 1998. The principal balances of the promissory notes are $466,317 and $478,212 as of December 31, 1999 and 1998.

6. Shareholders' Equity

    The Company completed a private placement in 1999 in which it sold 2,000,000 shares of common stock, resulting in net proceeds to the Company of $3,322,609.

    During December 1999, the Company sold 113,426 shares of common stock and received a stock subscription receivable for $226,852. The receivable is payable when payments on the contingent stockholder notes payable are made by the Company. The outstanding balance on the stock subscription receivable earns interest at 6%.

7. Warrants and Stock Options

    In December 1998, the Board of Directors issued warrants to purchase 12,000 shares of the Company's common stock to an outside consultant in exchange for consulting services. These warrants have an exercise price of $1.25 per share and are exercisable through December 1, 2003. The value of these warrants was determined to be $5,000.

    During 1999, holders of 2,010,000 warrants exercised their warrants at exercise prices of $1.00 and $1.50. A total of 50,000 warrants were not exercised, and the Company redeemed those at $.01 per warrant. Net proceeds to the Company were $2,052,358.

    During September and November 1999, the Board of Directors issued warrants to purchase 19,243 shares of the Company's common stock to outside consultants in exchange for consulting services. These warrants have exercise prices of $1.32 to $1.57 per share and are exercisable at dates through November 15, 2004. The value of these warrants was determined to be $27,899.

    During December 1999, the Board of Directors issued warrants in connection with the private placement to purchase 50,000 shares of the Company's common stock. These warrants have an exercise price of $1.75 and are exercisable through January 26, 2005.

    The Company established a stock option plan in 1994 to provide incentives to employees whereby 750,000 shares of common stock have been reserved. The options can be either incentive stock options or non-statutory stock options and are valued at the fair market value of the stock on the date of grant. Increases in the stock option pool of an additional 1,500,000 and 750,000 shares were approved by shareholders, effective January 3, 1997 and May 25, 1999. The options generally vest over a period of four years and have a life of six to ten years.

    At December 31, 1999, the Company had exercisable options of 697,511 with a weighted average exercise price of $1.43 and a weighted average remaining contractual life of 7.5 years.

    The following table summarizes options and warrants to purchase shares of the Company's common stock:

	Options Outstanding	Weighted Average Exercise Price Per Share	Range of Option Exercise Price	Warrants Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 1997	1,868,111	$1.55	$.01 to $3.50	2,885,928	$1.77
Granted	1,269,963	1.16	$.81 to $2.69	12,000	1.25
Exercised	(22,500)	1.00	$1.00	(5,744)	.66
Canceled	(1,160,579)	1.53	$.01 to $3.85	(183,557)	2.96

Balance at December 31, 1998	1,954,995	1.31	$.81 to $3.50	2,708,627	1.69
Granted	543,330	1.50	$1.00 to $2.47	69,243	1.67
Exercised or redeemed	(114,985)	1.32	$1.00 to $1.88	(2,060,000)	1.04
Canceled	(181,763)	1.14	$1.00 to $2.38	(37,880)	3.10

Balance at December 31, 1999	2,201,577	$1.37	$.81 to $3.50	679,990	$2.03

Stock-Based Compensation

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 requires companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). Companies electing to continue accounting for stock-based compensation plans under APB 25 must make pro forma disclosures of net loss and loss per share, as if SFAS 123 had been adopted. The Company has continued to account for stock-based compensation plans under APB 25. The pro forma disclosure of the effect of SFAS 123 on net loss and loss per share for the years ended December 31, 1999 and 1998 is presented below. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998: risk-free interest rate of 6% and 4.5%, volatility factor of the expected market price of the Company's common stock of .77 and .80, and an option life per the option agreement. Fair value calculations assume no dividends will be paid on the Company's common stock. The weighted average fair value of options granted during the year ended December 31, 1999 was $1.10.

	1999	1998
Pro forma net loss	$(2,065,053)	$(1,133,326)
Pro forma net loss per common share—basic and diluted	$(.31)	$(.23)

8. Income Taxes

    The Company has net operating loss carryforwards of approximately $9,300,000 at December 31, 1999 expiring at various times beginning 2008 that can be used to offset future taxable income. These carryforwards are subject to the limitations of the Internal Revenue Code Section 382 in the event of certain changes in the equity ownership of the Company.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Components of the deferred tax asset are as follows at December 31:

	1999	1998
Net operating loss carryforwards	3,153,000	2,686,000
Less: valuation allowance	(3,153,000)	(2,686,000)

Net deferred tax asset	$—	$—

9. Retirement Savings Plan

    The Company has a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. The plan does not currently allow for Company contributions.

10. Lease Commitment

    The Company leases its administrative facilities under an operating lease. The lease requires monthly rental payments of $7,885 increasing to $8,914 over the life of the lease and their prorata share of operating expenses. The current lease expires on June 30, 2003, with an option to extend the lease term for an additional five years. Rent expense, excluding operating expenses, was $92,565 and $89,564 for 1999 and 1998.

    At December 31, 1999, future minimum lease payments under operating leases are as follows:

2000	96,679
2001	100,793
2002	104,907
2003	53,482

$355,861

11. Significant Customers

    Revenues from continuing operations to two customers were 52% and 36% of revenues in 1999 and 54% and 41% of total trade accounts receivable at December 31, 1999. Revenues from continuing operations to two customers were 66% and 17% of revenues in 1998 and 69% and 15% of total trade accounts receivable at December 31, 1998.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    Effective July 28, 1998, our Board of Directors, acting on the recommendation of management, approved the engagement of Lund Koehler Cox & Arkema LLP as our independent auditors for the fiscal year ending December 31, 1998. Lund Koehler Cox & Arkema LLP replaces the firm of Ernst & Young LLP, which was dismissed as our independent auditors.

    Ernst & Young's report for the fiscal year ended December 31, 1997, contained an emphasis paragraph about our ability to continue as a going concern without obtaining additional capital due to recurring losses and negative cash flows from operations. Ernst & Young's reports contained no adverse opinions, disclaimers, or qualifications or modifications as to audit scope, accounting principles, or uncertainty, other than the previously mentioned uncertainty.

    For the fiscal year ended December 31, 1997, and for subsequent the interim period, there were no disagreements with Ernst & Young, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young, would have caused the firm to make reference to the matter in its reports.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

    Paul F. Lidsky, 46, joined the Company as President and CEO in September 1997 with 15 years of telecommunication experience. Prior to this, he served as the Executive Vice President, Strategy and Business Development for Norstan, Inc. In this position, he was responsible for the development of corporate strategies, market positioning and new business development. This included the identification of acquisition targets and leadership of Norstan's acquisition teams. His prior positions with Norstan included Executive Vice President-Norstan Integration Services, Vice President of Sales and General Manager of the Ohio Branch. Mr. Lidsky was a Product Manager with Electronic Engineering Company when it was acquired by Norstan, Inc. in 1985.

    Gregory H. Mohn, 36, is Vice President of Business Development. Mr. Mohn founded OneLink in 1990 and is responsible for product sales. Mr. Mohn has over ten years experience in the tecommunications industry and is the visionary behind OneLink's flagship product, TeleSmart Data Services. Prior to TeleSmart, he created the first voice response enabled intelligent call routing system for multi-location businesses and created a proprietary geographical information system (GIS) that was the basis for precision routing. Prior to founding the Company, Mr. Mohn founded a start-up venture using the predecessor to the technology used in the Company's first systems. He is a frequent speaker at telecommunications conferences on topics such as how to attract and retain loyal business customers. Mr. Mohn holds a bachelor of arts in speech comunications from St. Cloud State University.

    Kirk Danzl, 40, is Chief Technology Officer for OneLink. Mr. Danzl has over 15 years experience working in telecommunications. Prior to joining the Company, he was Director of Information Services for Frontier Communications, Inc. At Frontier, Mr. Danzl was responsible for the project management of several corporate-wide projects including network facilities consolidation and system integration. Prior to Frontier, he was responsible for the development and operations of the mission critical billing, network management and end user systems for American Sharecom. American Sharecom was the nation's 10th largest long distance company before its merger with Frontier.

    Michael J. Anderson, 53, joined the Company in April 1999 as Director of Product Marketing. Mr. Anderson has over 30 years of experience in the telecommunications industry. Prior to joining the Company, he was Sr. Director of Product Marketing at Norstan Communications, Inc. and was responsible for the development of new lines of business including video conferencing, integrating voice, video and data services, and LAN/WAN solutions. Prior to Norstan, he was Vice President of R&D for Astocom Corporation.

    The information required by Item 9 relating to election of directors and compliance with 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" respectively, which appear in the Company's definitive Proxy statement for its 2000 Annual meeting of Shareholders.

Item 10.  Executive Compensation

    The information required by Item 10 is incorporated by reference to the sections labeled "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for its 2000 Annual meeting of Shareholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 11 is incorporated by reference to the section labeled "Security ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2000 Annual meeting of Shareholders.

Item 12.  Certain Relationships and Related Transactions

    During December 1999, the Company sold 113,426 shares of unregistered common stock to Gregory Mohn and received a stock subscription receivable for $226,852 from Mr. Mohn, an officer of the Company. Payments on the stock subscription receivable are payable when payments on the contingent stockholder notes payable, held by Mr. Mohn, are made by the Company. The outstanding balance on the stock subscription receivable earns interest at 6%. In addition, Mr. Mohn has pledged 113,426 shares of common stock that he currently owns as collateral for the payment of his obligations.

Item 13.  Exhibits and Reports on Form 8-K

    (a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (a)
4.2	1994 Stock Option Plan, as amended (a)
10.12	Stock Option Agreement with Ronald E. Eibensteiner effective September 4, 1996 (c)
10.13	Agreement Between US WEST Communications, Inc. and OneLink Communications, Inc., dated November 11, 1997 [The Company has received confidential treatment for portions of this agreement.] (d)
10.14	Employment Agreement between Paul Lidsky and OneLink Communications, Inc. (d)
10.15	Stock Options Agreements with Paul Lidsky dated September 2, 1997 and November 19, 1997 (d)
10.16	Agreement Between Cincinnati Bell Telephone Company and OneLink Communications, Inc., dated September 30, 1998 [The Company has received confidential treatment for portions of this agreement.] (e)
23.1	Consent of Lund Koehler Cox & Arkema, LLP for fiscal years ending December 31, 1998 and 1999(f)
24	Power of Attorney (Included on signature page)
27	Financial Data Schedule (filed only in electronic format)

  (a)
  Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-90084C) filed March 7, 1995

  (b)
  Incorporated by reference to the Company's Report onForm 10-KSB filed for the fiscal year ended December 31,1995 (File No. 0-25764).

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

    The Company filed a report on Form 8-K on May 11, 1999 reporting the Company's Press Release dated May 6, 1999, which contained the first quarter earnings for the Company.

    The Company filed a report on Form 8-K on August 16, 1999 reporting the Company's Press Release dated July 29, 1999, which contained the second quarter earnings for the Company.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, OneLink Communications, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ONELINK COMMUNICATIONS, INC.
	By:	/s/ PAUL F. LIDSKY Paul F. Lidsky,
March 20, 2000		President, CEO, CFO & Director

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

/s/ RONALD E. EIBENSTEINER By: Ronald E. Eibensteiner, Chairman of the Board & Director	March 20, 2000 Date
/s/ PAUL F. LIDSKY By: Paul F. Lidsky, President CEO, CFO & Director	March 20, 2000 Date
/s/ JOHN F. STAPLETON By: John F. Stapleton, Director	March 20, 2000 Date
/s/ VIN WEBER By: Vin Weber, Director	March 20, 2000 Date
/s/ THOMAS M. KIEFFER By: Thomas M. Kieffer, Director	March 20, 2000 Date

QuickLinks

PART I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Management's Discussion and Analysis
  Item 7. Financial Statements
  Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits and Reports on Form 8-K