Form 10QSB
period 2000-03-31
ONELINK COMMUNICATIONS INC
filed 2000-05-12
CIK 891389

 QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25764

OneLink Communications, Inc.
(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1675041 (IRS Employer Identification No.)

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,693,404 shares of common stock outstanding as of May 5, 2000 par value $.01 per share.

    Transitional Small Business Disclosure Format (check one); YES / /  NO /x/

OneLink Communications, Inc.
Form 10-QSB
Quarter Ended March 31, 2000

PART I—Financial Information

Item 1.  Financial Statements

OneLink Communications, Inc.
Balance Sheets

	March 31, 2000	December 31, 1999
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,205,704	$3,729,970
Trade accounts receivable, net of allowance for doubtful accounts of $10,276 in 2000 and 1999, respectively	237,932	371,480
Computer parts and supplies, net of reserve for obsolescence of $2,374 in 2000 and 1999, respectively	6,555	7,104
Prepaid expenses	87,635	61,708

Total current assets	3,537,826	4,170,262

Property and equipment:
Furniture and equipment	599,033	580,330
TeleSmart equipment	350,161	305,432
Product equipment	214,505	175,232
Web based software	745,940	747,857

Total property and equipment	1,909,639	1,808,851
Accumulated depreciation and amortization	(900,662)	(693,674)

	1,008,977	1,115,177

Other assets:
Long-term prepaid expenses	817,806	0
Deposits	11,465	11,465

	829,271	11,465

Total assets	$5,376,074	$5,296,904

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$272,743	$545,972
Accrued payroll and related taxes	146,799	310,628
Accrued expenses	168,366	168,288
Deferred revenue	229,220	42,682

Total current liabilities	817,128	1,067,570

Shareholders' equity:
Common stock, par value $.01 per share, Authorized shares—50,000,000; Issued and outstanding shares: 2000 and 1999—9,693,404 and 9,254,018, respectively	96,934	92,540
Additional paid-in capital	15,261,828	14,076,000
Stock subscription receivable	(226,852)	(226,852)
Accumulated deficit	(10,572,964)	(9,712,354)

Total shareholders' equity	4,558,946	4,229,334

Total liabilities and shareholders' equity	$5,376,074	$5,296,904

See accompanying notes.

OneLink Communications, Inc.
Statements of Operations
(unaudited)

	Three months ended March 31,
	2000	1999
Revenues	$520,470	$477,544
Cost of revenues	300,055	284,845

Gross profit	220,415	192,699

Operating expenses:
Selling	123,570	102,064
General and administrative	477,906	315,805
Research and product development	526,405	32,050

Total operating expenses	1,127,881	449,919

Operating loss	(907,466)	(257,221)
Interest income	46,806	4,259
Interest expense	0	(21)
Other income	50	0

Net loss	$(860,610)	$(252,983)

Net loss per common share:
Basic and Diluted	$(0.09)	$(0.05)

Weighted average number of shares outstanding (Basic and Diluted)	9,516,027	5,318,451

OneLink Communications, Inc.
Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2000	1999
Operating activities:
Net loss	$(860,610)	$(252,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212,065	38,871
Warrants issued for services	10,260	0
Net gain on sale of property and equipment	(50)	0
Changes in operating assets and liabilities:
Accounts receivable, net	133,548	(81,566)
Computer parts and supplies, net	549	2,357
Prepaid expenses and deposits	17,115	(43,858)
Accounts payable and accrued expenses	(436,980)	30,884
Deferred revenue	186,538	5,130

Net cash used in operating activities	(737,565)	(301,165)

Investing activities:
Proceeds from sale of asset	50	0
Purchases of property and equipment	(105,865)	(137,820)

Net cash used in investing activities	(105,815)	(137,820)

Financing activities:
Proceeds from issuance of stock options	2,030	8,000
Payments on contingent notes payable	(2,030)	(28,000)
Proceeds from payment on stock subscription receivable	989	0
Proceeds from warrants excercised	318,125	1,675,000
Payments on short-term and long-term notes payable	0	(1,940)

Net cash (used) provided by financing activities	319,114	1,653,060

Increase (decrease) in cash and cash equivalents	(524,266)	1,214,075
Cash and cash equivalents at beginning of period	3,729,970	420,600

Cash and cash equivalents at end of period	$3,205,704	$1,634,675

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$0	$21
Cash paid during the period for taxes	$0	$0
Noncash financing activities:
Increase in accounts receivable for warrants exercised	$0	$225,000
Common stock issued in exchange for long-term prepaid expense	$860,848	$0

See accompanying notes.

OneLink Communications, Inc.
Notes to Financial Statements
March 31, 2000
(unaudited)

Note 1. Summary of Significant Accounting Policies.

Interim Financial Information

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1999, included in the Company's Form 10-KSB for the year ended December 31, 1999 and the Company's 1999 Annual Report to Shareholders.

    The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Reclassifications

    Certain prior year items have been reclassified to conform with the 2000 presentation. The reclassifications had no effect on net loss or shareholders' equity.

Item 2.  Management's Discussion and Analysis or Plan of Operations

    The accompanying management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1999, included in the Company's Form 10-KSB for the year ended December 31, 1999 and the Company's 1999 Annual Report to Shareholders.

Results of Operations

    The following table sets forth certain Statements of Operations data as a percentage of revenues.

	First Quarter 2000	First Quarter 1999
Revenues	100.0%	100.0%
Cost of revenues	57.7	59.6
Gross profit	42.3	40.4
Operating expenses:
Selling	23.8	21.4
General & administrative	91.8	66.1
Research & product development	101.1	6.7
Total operating expenses	216.7	94.2
Other income	9.0	0.9
Net loss	(165.4)%	(52.9)%

Change in Business Model

    In the fourth quarter of 1999, the Company changed its business model to an application service provider (ASP) model as a result of the launch of its new product, TeleSmart Web. In that quarter, the Company began to expense costs related to the TeleSmart Web product and related research and development. In the fourth quarter of 1999, the Company also began to depreciate its investment in the TeleSmart Web product, which was developed during 1999. The change in the business model also has resulted in some other depreciation being recognized as general and administrative expense rather than cost of revenues.

Revenues

    The Company's revenues of $520,470 increased $42,926 or 9% for the three months ended March 31, 2000 compared to $477,544 for the three months ended March 31, 1999. The increase in revenue is attributed to increased volumes in the Company's TeleSmart Data Services and increased product sales from the Company's new product, TeleSmart Web. In the first quarter of 2000, the Company's TeleSmart Data Services service bureau revenues increased by approximately $43,000 compared to the first quarter of 1999. Product revenues increased by approximately $21,500. Consulting revenues decreased approximately $22,000 for the three months ended March 31, 2000 compared to the same period in 1999. However, the Company signed two additional consulting contracts in the first quarter of 2000.

Cost of Revenues

    The Company's cost of revenues of $300,055 increased $15,210 or 5% for the three months ended March 31, 2000 compared to $284,845 for the three months ended March 31, 1999. The increase in cost of revenues was primarily due to increased expenses in support of the product, which were partially offset by a decrease in the cost of revenues associated with the support of our consulting business. The increase in cost of revenues for TeleSmart Data Services was a result of increased operating costs of approximately $37,000, mainly related to personnel and external consulting costs, partially offset by approximately $15,000 in depreciation that was included in cost of revenues in 1999 but is no longer included in cost of revenues due to the change in business model. The product cost of revenues also increased by approximately $24,000 due to the recognition of a long-term prepaid expense, which was partially offset by decreased personnel and external consulting costs in support of our products. Our cost of revenues for our consulting business decreased by approximately $46,000 due to less cost for personnel and external consultants, related to billable projects.

    The Company's gross profit margin increased to 42.3% for the three months ended March 31, 2000 from 40.4% for the three months ended March 31, 1999.

Selling Expenses

    The Company's selling expenses of $123,570 increased $21,506 or 21% for the three months ended March 31, 2000 compared to $102,064 for the three months ended March 31, 1999. This increase was largely due to an increased number of personnel to support new product development, partially offset by a decrease in marketing expenses.

General and Administrative Expenses

    The Company's general and administrative expenses of $477,906 increased $162,101 or 51% for the three months ended March 31, 2000 compared to $315,805 for the three months ended March 31, 1999. The increase resulted in part from increased professional fees of approximately $70,000 for legal fees associated with additional contracts and SEC filings and increased consulting fees. There was also an increase in the depreciation expense by approximately $40,000. This was due in part to the new business model adopted in the fourth quarter of 1999, under which approximately $36,000 of the depreciation for operations was recognized as part of general and administrative expenses.

Research and Product Development Expenses

    Research and development expenses of $526,405 increased $494,355 or 1542% for the three months ended March 31, 2000 compared to $32,050 for the three months ended March 31, 1999. The increase was principally due to the expensing of costs relating to the TeleSmart Web product and related research projects due to the change in business model, principally personnel and consulting expense. The change in the business model also resulted in the inclusion of approximately $153,000 of depreciation, mainly due to the depreciation of the TeleSmart Web product, in research and product development expense in the first quarter of 2000, compared to only $3,000 in depreciation included in research and product development in the 1999 period.

Other Income and Expense

    Interest income of $46,806 increased $42,547 or 100% for the three months ended March 31, 2000 compared $4,259 for the three months ended March 31, 1999. The increase is a result of additional cash and cash equivalents held by the Company during the three-month period ended March 31, 2000.

    The Company had no interest expense for the three months ended March 31, 2000 compared to $21 for the same period in 1999. The Company paid in full outstanding bridge loans in the first quarter of 1999.

Net Loss

    The Company incurred a net loss of $860,610 for the three months ended March 31, 2000 compared to a net loss of $252,983 for the three months ended March 31, 1999, an increase of $607,627 or 240%. The increase in the Company's net loss was attributed to increased research and product development for the current systems and future products.

Liquidity and Capital Resources

    The Company had cash of $3,205,704 and working capital of $2,720,698 as of March 31, 2000. Cash used in operating activities during the three-month period ended March 31, 2000 was $737,565. Cash used in investing activities was $105,865 for the purchase of property and equipment. In addition, in the first quarter of 2000, the Company received approximately $318,000 from the exercise of outstanding warrants.

    Management believes that current cash levels with additional revenues to be generated from operations will be sufficient to support the Company's operating capital needs for the next 12 months, assuming the Company is able to generate sufficient revenues and control expenses during the next 12 months. Management's projections with respect to the Company's ability to meet its working capital requirements during the next 12 months are based upon: (i) generating sales that exceed the Company's fiscal 1999 sales; and (ii) avoiding any significant increase in expenses. Failure to meet either of these objectives could have a material adverse effect on the Company's business.

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

Forward Looking Statements

    This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements included herein that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include general economic conditions, changes in interest rates, increased competition in the Company's market area, acceptance by telecommunications customers and increased regulation of the telecommunications industry in general. For additional information regarding these and other factors, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and other recent filings with the Securities and Exchange Commission.

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

ONELINK COMMUNICATIONS, INC. (REGISTRANT)
DATE: MAY 10, 2000	By:	/s/ PAUL F. LIDSKY President, Chief Executive Officer and Director
	By:	/s/ KAYE R. O'LEARY Vice President and Chief Financial Officer

Exhibit Index

OneLink Communications, Inc.
Form 10-QSB

Exhibit Number	Description
11	Computation of Earnings Per Common Share
27	Financial Data Schedule (filed only in electronic format)

QuickLinks

  (Mark One)
APPLICABLE TO CORPORATE ISSUERS
OneLink Communications, Inc. Form 10-QSB Quarter Ended March 31, 2000
Table of Contents
  PART I—Financial Information
  Item 1. Financial Statements
OneLink Communications, Inc. Balance Sheets
OneLink Communications, Inc. Statements of Operations (unaudited)
OneLink Communications, Inc. Statements of Cash Flows (unaudited)
OneLink Communications, Inc. Notes to Financial Statements March 31, 2000 (unaudited)
  Item 2. Management's Discussion and Analysis or Plan of Operations
  PART II Other Information
  Item 1. Legal Proceedings
  Items 2. through 5. Not Applicable
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index