Form 10QSB
period 2000-06-30
ONELINK COMMUNICATIONS INC
filed 2000-08-11
CIK 891389

U.S. Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25764

OneLink, Inc. (formerly OneLink Communications, Inc.)

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,788,899 shares of common stock outstanding as of August 3, 2000, par value $.01 per share.

    Transitional Small Business Disclosure Format (check one); YES / /  NO /x/

OneLink, Inc.
Form 10-QSB
Quarter Ended June 30, 2000

PART I—Financial Information

Item 1. Financial Statements

OneLink, Inc.
Balance Sheets

	June 30, 2000 (unaudited)	December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$1,919,051	$3,729,970
Trade accounts receivable, net of allowance for doubtful accounts of $10,276 in 2000 and 1999, respectively	186,427	371,480
Computer parts and supplies, net of reserve for obsolescence of $2,374 in 2000 and 1999, respectively	6,735	7,104
Prepaid expenses	146,711	61,708

Total current assets	2,258,924	4,170,262

Property and equipment:
Furniture and equipment	625,475	580,330
TeleSmart equipment	902,851	305,432
Product equipment	214,505	175,232
Web based software	745,940	747,857

Total property and equipment	2,488,771	1,808,851
Accumulated depreciation and amortization	(1,149,236)	(693,674)

	1,339,535	1,115,177

Other assets:
Long-term prepaid expense, net of amortiation	774,764	0
Deposits	11,465	11,465

	786,229	11,465

Total assets	$4,384,688	$5,296,904

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$114,350	$545,972
Accrued payroll and related taxes	266,964	310,628
Accrued expenses	162,292	168,288
Deferred revenue	128,539	42,682

Total current liabilities	672,145	1,067,570

Shareholders' equity:
Common stock, par value $.01 per share, Authorized shares— 50,000,000; Issued and outstanding shares: 2000 and 1999— 9,702,754 and 9,254,018, respectively	97,027	92,540
Additional paid-in capital	15,269,253	14,076,000
Stock subscription receivable	(226,852)	(226,852)
Accumulated deficit	(11,426,885)	(9,712,354)

Total shareholders' equity	3,712,543	4,229,334

Total liabilities and shareholders' equity	$4,384,688	$5,296,904

See accompanying notes.

OneLink, Inc.
Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
Revenues	$549,002	$409,117	$1,069,472	$886,661
Cost of revenues	289,780	233,084	589,835	517,929

Gross profit	259,222	176,033	479,637	368,732

Operating expenses:
Selling	127,290	114,563	250,861	216,626
General and administrative	535,243	323,719	1,013,149	639,251
Research and product development	486,285	33,210	1,012,689	65,533

Total operating expenses	1,148,818	471,491	2,276,699	921,410

Operating loss	(889,596)	(295,458)	(1,797,062)	(552,678)
Interest income	35,675	14,251	82,481	18,509
Interest expense	0	0	0	(21)
Other income	0	0	50	0

Net loss	$(853,921)	$(281,207)	$(1,714,531)	$(534,190)

Net loss per common share:
Basic and Diluted	$(0.09)	$(0.04)	$(.18)	$(0.09)

Weighted average number of shares outstanding (Basic and Diluted)	9,693,858	6,932,947	9,604,943	5,919,334

OneLink, Inc.
Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2000	1999
Operating activities:
Net loss	$(1,714,531)	$(534,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457,819	83,413
Warrants issued for services	10,260	0
Net gain on sale of property and equipment	(50)	0
Changes in operating assets and liabilities:
Accounts receivable, net	185,053	(185,211)
Computer parts and supplies, net	369	1,349
Prepaid expenses and deposits	1,081	(16,210)
Accounts payable and accrued expenses	(481,282)	(11,075)
Deferred revenue	85,857	48,830

Net cash used in operating activities	(1,455,424)	(613,094)

Investing activities:
Proceeds from sale of property and equipment	50	0
Purchases of property and equipment	(682,177)	(414,741)

Net cash used in investing activities	(682,127)	(414,741)

Financing activities:
Proceeds from issuance of stock options	9,255	51,048
Payments on contingent notes payable	(9,255)	(71,048)
Proceeds from payment on stock subscription receivable	4,507	0
Proceeds from warrants excercised	322,125	1,887,857
Payments on short-term and long-term notes payable	0	(1,940)

Net cash provided by financing activities	326,632	1,865,917

Increase (decrease) in cash and cash equivalents	(1,810,919)	838,082
Cash and cash equivalents at beginning of period	3,729,970	420,600

Cash and cash equivalents at end of period	$1,919,051	$1,258,682

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$0	$21
Cash paid during the period for taxes	$0	$0
Noncash financing activity:
Common stock issued in exchange for long-term prepaid expense	$860,848	$0

See accompanying notes.

OneLink, Inc.
Notes to Financial Statements
June 30, 2000
(unaudited)

Note 1. Summary of Significant Accounting Policies.

Interim Financial Information

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying financial statements and related notes should be read in conjunction with our audited financial statements, and notes thereto, for the fiscal year ended December 31, 1999, included in our Form 10-KSB for the year ended December 31, 1999 and our 1999 Annual Report to Shareholders.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

    The accompanying management's discussion and analysis of our financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited financial statements, and notes thereto, for the fiscal year ended December 31, 1999, included in our Form 10-KSB for the year ended December 31, 1999 and our 1999 Annual Report to Shareholders.

Results of Operations

    The following table sets forth certain Statements of Operations data as a percentage of revenues.

	Second Quarter 2000	Second Quarter 1999	Six Months Ended 2000	Six Months Ended 1999
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	52.8	57.0	55.2	58.4
Gross profit	47.2	43.0	44.8	41.6
Operating expenses:
Selling	23.2	28.0	23.4	24.4
General & administrative	97.5	79.1	94.7	72.1
Research & product development	88.5	8.1	94.7	7.4
Total operating expenses	209.2	115.2	212.8	103.9
Other income	6.5	3.5	7.7	2.1
Net loss	(155.5)%	(68.7)%	(160.3)%	(60.2)%

Change in Business Model

    In the fourth quarter of 1999, we changed our business model to an application service provider (ASP) model as a result of the launch of our new product, TeleSmart Web. In that quarter, we began to expense costs related to the TeleSmart Web product and related research and development. In the fourth quarter of 1999, we also began to depreciate our investment in the TeleSmart Web product, which was developed during 1999. The change in the business model also has resulted in certain other depreciation being recognized as general and administrative expense rather than cost of revenues.

Revenues

    We had revenues of $549,002, an increase of $139,885 or 34% for the three months ended June 30, 2000 compared to $409,117 for the three months ended June 30, 1999. For the six months ended June 30, 2000, revenues were $1,069,472, an increase of $182,811 or 21% compared to the same period in 1999. Consulting revenues for the 2nd Quarter of 2000 were 129% higher than consulting revenues in the 2nd Quarter of 1999. The increase in consulting revenues was a result of the installation of TeleSmart Web for Cincinnati Bell, as well as consulting work done for Verizon (formerly Bell Atlantic) and another ILEC (Independent Local Exchange Carrier). Year-to-date consulting revenues were up approximately $91,000. We anticipate consulting revenues to be a significant portion of our revenue stream for the remainder of 2000. Revenues were also up for the TeleSmart Data Services by 10% in the 2nd Quarter of 2000 compared to the 2nd Quarter of 1999. This was a result of increased processing and maintenance revenues. Year-to-date revenues for TeleSmart Data Services were up approximately $53,000. Product revenues, which include our non-recurring customer set-up fees, were up 128% in the 2ndQuarter of 2000 compared to the same period in 1999 due to the transfer and addition of end users to the TeleSmart Web product. We also recognized revenue associated with developing demo products for our customers. Year-to-date product revenues were up approximately $40,000 in 2000 compared to 1999.

Cost of Revenues

    Our cost of revenues of $289,780 increased $56,696 or 24% for the three months ended June 30, 2000 compared to $233,084 for the three months ended June 30, 1999. For the six months ended June 30, 2000, cost of revenues were $589,835, an increase of $71,906 or 14% compared to the same period in 1999. The increase in cost of revenues was a result of increased costs related to our TeleSmart Data Services and product costs. TeleSmart Data Services cost of revenues increased 50% for the 2nd Quarter of 2000 compared to the 2nd Quarter of 1999. Increased costs for our TeleSmart Data Services were a result of additional personnel and external consulting fees. These cost increases totaled approximately $44,000. Year-to-date costs for TeleSmart Data Services increased approximately $84,000. Product costs for the 2nd Quarter of 2000 increased approximately $54,000 from the 2nd Quarter of 1999. The increase was a result of the recognition of amortization of a long-term prepaid expense, which accounted for approximately $43,000 of the 2nd Quarter cost of revenues. Year-to-date, product costs increased approximately $78,000. Decreases in the cost of revenues for our consulting business offset these increases. Cost of revenues for the consulting business decreased by 52% in the 2nd Quarter of 2000 compared to the 2nd Quarter of 1999. These decreases of approximately $44,000 were mainly a result of lower contractor and personnel costs. Year-to-date, consulting cost of revenues decreased approximately $91,000.

    Our gross profit margin increased to 47% for the three months ended June 30, 2000 from 43% for the three months ended June 30, 1999. For the six months ended June 30, 2000, our gross profit margin was 45% compared to 42% for the six months ended June 30, 1999.

Selling Expenses

    Our selling expenses of $127,290 increased $12,727 or 11% for the three months ended June 30, 2000 compared to $114,563 for the three months ended June 30, 1999. For the six months ended June 30, 2000, selling expenses were $250,861, an increase of $34,235 or 16% compared to the same period in 1999. The increase in selling expenses for the 2nd Quarter of 2000 was a result of increased travel and marketing research compared to the 2nd Quarter of 1999. These costs were offset by decreased public relations costs. Going forward, we expect to spend additional funds for marketing efforts in order to increase customer and end user awareness of our product and its uses.

General and Administrative Expenses

    Our general and administrative expenses of $535,243 increased $211,524 or 65% for the three months ended June 30, 2000 compared to $323,719 for the three months ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expenses were $1,013,149, an increase of $373,898 or 58% compared to the same period in 1999. In the 2nd Quarter of 2000, we had increased personnel costs of approximately $81,000, external consulting costs increased approximately $27,000 and legal fees increased approximately $9,000 compared to the 2nd Quarter of 1999. Depreciation in the general and administrative expenses for the 2nd Quarter of 2000 increased approximately $76,000 over the 2nd Quarter of 1999. This was a result of additional infrastructure for our products due to improved changes in the systems and additional customers, coupled with the impact of the new business model adopted in the fourth quarter of 1999, which recognizes the depreciation for operations in general and administrative expenses.

Research and Product Development Expenses

    Research and product development expenses of $486,285 increased $453,075 or 1,364% for the three months ended June 30, 2000 compared to $33,210 for the three months ended June 30, 1999. For the six months ended June 30, 2000, research and product development expenses were $1,012,689, an increase of $947,156 or 1,445%, compared to the same period in 1999. The increase was principally due to the expensing of costs relating to the TeleSmart Web product and related research projects due to the change in business model, principally personnel and consulting expense. The change in the business model also resulted in the inclusion of approximately $154,000 of depreciation, mainly due to the depreciation of the TeleSmart Web product in research and product development expense in the 2nd quarter of 2000, compared to only $3,600 of depreciation included in research and product development in the 2ndQuarter of 1999.

Other Income and Expense

    Interest income of $35,675 increased $21,424 or 150% for the three months ended June 30, 2000 compared $14,251 for the three months ended June 30, 1999. For the six months ended June 30, 2000, interest income was $82,481, an increase of $63,972 or 346%, compared to the same period in 1999. The increase was a result of additional cash and cash equivalents held during the three month and six month periods ended June 30, 2000.

    We had no interest expense for the three months ended June 30, 2000 and for the same period in 1999. For the six months ended June 30, 2000, we had no interest expense, compared to $21 for the same period in 1999. We paid in full outstanding bridge loans in the first quarter of 1999.

Net Loss

    We incurred a net loss of $853,921 for the three months ended June 30, 2000 compared to a net loss of $281,207 for the three months ended June 30, 1999, an increase of $572,714 or 204%. For the six months ended June 30, 2000 and 1999, we incurred net losses of $1,714,531 and $534,190. The increase in our net loss was attributed to increased research and product development for the current systems and future products, as well as, increased depreciation expenses due to improvements for the current systems and equipment for additional customers.

Liquidity and Capital Resources

    We had cash of $1,919,051 and working capital of $1,586,779 as of June 30, 2000. Cash used in operating activities during the six-month period ended June 30, 2000 was $1,455,424. Cash used in investing activities was $682,127 for the purchase of property and equipment. We do not anticipate the purchase of property and equipment to continue at the same rate for the remainder of the year. In addition, in the first quarter of 2000, we received approximately $327,000 from the exercise of outstanding warrants and options.

    We believe that current cash levels, with additional revenues to be generated from operations, will be sufficient to support our operating capital needs for the next 12 months, assuming we are able to generate sufficient revenues and control expenses. Our projections with respect to our ability to meet our working capital requirements are based upon: (i) generating sales that exceed our fiscal 1999 sales; and (ii) avoiding any significant increase in expenses. Failure to meet either of these objectives could have a material adverse effect on our business.

    Although we believe we can increase our revenues and improve our cash flow, there are no assurances that we will be successful in doing so. In the event we decide to seek additional financing, there is no assurance that additional capital will be available to us on acceptable terms if at all. In order to obtain additional capital, we may issue equity securities at a price that would result in dilution to existing shareholders.

Forward Looking Statements

    This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements included herein regarding the expected consulting revenue contributions in the Revenues section, the expected marketing expenses in the Selling Expenses section, the expected decline in property and equipment purchases and our ability to meet working capital requirements in the Liquidity and Capital Resources section, and other statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include general economic conditions, changes in interest rates, increased competition in our market area, acceptance by telecommunications customers and increased regulation of the telecommunications industry in general. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 1999 and other recent filings with the Securities and Exchange Commission.

PART II Other Information

Item 1. Legal Proceedings

    We are not a party to any material legal proceedings.

Items 2. through 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of the Shareholders of the Company was held on May 23, 2000. At the Annual Meeting, all of management's nominees for directors as listed in the proxy statement were elected with the following vote:

	Shares Voted "For"	Shares Voted "Withhold Authority For"
Ronald E. Eibensteiner	7,887,009	9,097
Paul F. Lidsky	7,887,009	9,097
Vin Weber	7,887,009	9,097
John F. Stapleton	7,887,009	9,097
Thomas M. Kieffer	7,887,009	9,097

    The shareholders approved the amendment of the Articles of Incorporation of the Company to change its corporate name from "OneLink Communications, Inc." to "OneLink, Inc." by a vote of 7,891,706 shares in favor, with 200 shares against, and 4,200 shares abstaining.

    The shareholders approved the Company's 1999 Non-Qualified Stock Option Plan, as amended by a vote of 7,842,136 shares in favor, with 43,170 shares against, and 10,800 shares abstaining.

    The shareholders approved the appointment of Lund Koehler Cox & Arkema, LLP as independent public accountants for the current fiscal year by a vote of 7,895,106 shares in favor, with no shares against, and 1,000 shares abstaining.

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

11.
Computation of Net income (loss) Per Common Share

27.
Financial Data Schedule

(b)
Reports on Form 8-K

    None.

OneLink, Inc.

SIGNATURES

    Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONELINK, INC. (Registrant)
Date: August 10, 2000	BY: /s/Paul F. Lidsky President, Chief Executive Officer and Director
BY: /s/Kaye R. O'Leary Vice President and Chief Financial Officer

Exhibit Index
OneLink, Inc.
Form 10-QSB

Exhibit Number	Description
11	Computation of Net income (loss) Per Common Share
27	Financial Data Schedule (filed only in electronic format)