Form 10QSB
period 2000-09-30
ONELINK INC
filed 2000-11-14
CIK 891389

 QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

952-996-9000
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

APPLICABLE TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,861,254 shares of common stock outstanding as of November 3, 2000, par value $.01 per share.

    Transitional Small Business Disclosure Format (check one); YES / /  NO /x/

OneLink, Inc.
Form 10-QSB
Quarter Ended September 30, 2000

PART I — Financial Information

Item 1. Financial Statements

OneLink, Inc.
Balance Sheets

	September 30, 2000 (unaudited)	December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$1,270,455	$3,729,970
Trade accounts receivable, net of allowance for doubtful accounts of $10,276 in 2000 and 1999, respectively	289,343	371,480
Computer parts and supplies, net of reserve for obsolescence of $3,196 in 2000 and $2,374 in 1999, respectively	5,702	7,104
Prepaid expenses	115,730	61,708

Total current assets	1,681,230	4,170,262

Property and equipment:
Furniture and equipment	656,140	580,330
TeleSmart equipment	959,307	305,432
Product equipment	214,505	175,232
Web based software	745,940	747,857

Total property and equipment	2,575,892	1,808,851
Accumulated depreciation and amortization	(1,444,055)	(693,674)

	1,131,837	1,115,177

Other assets:
Long-term prepaid expense, net of amortization	731,721	0
Deposits	11,465	11,465

	743,186	11,465

Total assets	$3,556,253	$5,296,904

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$66,565	$545,972
Accrued payroll and related taxes	229,989	310,628
Accrued expenses	154,293	168,288
Deferred revenue	1,250	42,682

Total current liabilities	452,097	1,067,570

Shareholders' equity:
Common stock, par value $.01 per share, Authorized shares — 50,000,000; Issued and outstanding shares: 2000 and 1999 — 9,841,254 and 9,254,018, respectively	98,413	92,540
Additional paid-in capital	15,498,173	14,076,000
Stock subscription receivable	(226,852)	(226,852)
Accumulated deficit	(12,265,578)	(9,712,354)

Total shareholders' equity	3,104,156	4,229,334

Total liabilities and shareholders' equity	$3,556,253	$5,296,904

See accompanying notes.

OneLink, Inc.

Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Revenues	$583,462	$501,302	$1,652,934	$1,387,964
Cost of revenues	376,899	239,537	966,734	757,467

Gross profit	206,563	261,765	686,200	630,497

Operating expenses:
Selling	124,087	140,618	374,948	357,244
General and administrative	491,717	321,071	1,504,866	960,321
Research and product development	454,353	34,562	1,467,042	100,095

Total operating expenses	1,070,157	496,251	3,346,856	1,417,660

Operating loss	(863,594)	(234,486)	(2,660,656)	(787,163)
Interest income	24,901	12,076	107,382	30,586
Interest expense	0	0	0	(21)
Other income	0	0	50	0

Net loss	$(838,693)	$(222,410)	$(2,553,224)	$(756,598)

Net loss per common share:
Basic and Diluted	$(0.09)	$(0.03)	$(.26)	$(0.12)

Weighted average number of shares outstanding (Basic and Diluted)	9,781,673	7,039,288	9,664,283	6,434,585

OneLink, Inc.

Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2000	1999
Operating activities:
Net loss	$(2,553,224)	$(756,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	752,640	127,739
Warrants issued for services	103,427	15,299
Net gain on sale of property and equipment	(50)	0
Changes in operating assets and liabilities:
Accounts receivable, net	82,137	(231,457)
Computer parts and supplies, net	1,402	(309)
Prepaid expenses and deposits	75,104	(22,392)
Accounts payable and accrued expenses	(574,042)	52,151
Deferred revenue	(41,432)	88,733

Net cash used in operating activities	(2,154,038)	(726,834)

Investing activities:
Proceeds from sale of property and equipment	50	0
Purchases of property and equipment	(769,298)	(994,856)

Net cash used in investing activities	(769,248)	(994,856)

Financing activities:
Proceeds from issuance of stock options	11,593	139,648
Payments on contingent notes payable	(11,593)	(159,648)
Proceeds from payment on stock subscription receivable	5,646	0
Proceeds from warrants exercised	458,125	2,052,858
Payment to purchase warrants not exercised	0	(500)
Payments on short-term and long-term notes payable	0	(1,940)

Net cash provided by financing activities	463,771	2,030,418

Increase (decrease) in cash and cash equivalents	(2,459,515)	308,728
Cash and cash equivalents at beginning of period	3,729,970	420,600

Cash and cash equivalents at end of period	$1,270,455	$729,328

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$0	$21
Cash paid during the period for taxes	$0	$0
Noncash financing activity:
Common stock issued in exchange for long-term prepaid expense	$860,848	$0

See accompanying notes.

OneLink, Inc.

Notes to Financial Statements

September 30, 2000

(unaudited)

Note 1.  Summary of Significant Accounting Policies.

Interim Financial Information

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying financial statements and related notes should be read in conjunction with our audited financial statements, and notes thereto, for the fiscal year ended December 31, 1999, included in our Form 10-KSB for the year ended December 31, 1999 and our 1999 Annual Report to Shareholders.

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

Results of Operations

    The following table sets forth certain Statements of Operations data as a percentage of revenues.

	Third Quarter 2000	Third Quarter 1999	Nine Months Ended 2000	Nine Months Ended 1999
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.6	47.8	58.5	54.6
Gross profit	35.4	52.2	41.5	45.4
Operating expenses:
Selling	21.2	28.1	22.7	25.7
General & administrative	84.3	64.0	91.0	69.2
Research & product development	77.9	6.9	88.8	7.2
Total operating expenses	183.4	99.0	202.5	102.1
Other income	4.3	2.4	6.5	2.2
Net loss	(143.7)%	(44.4)%	(154.5)%	(54.5)%

Change in Business Model

    In the fourth quarter of 1999, we changed our business model to an application service provider (ASP) model as a result of the launch of our new product, TeleSmart Web. In that quarter, we began to expense costs related to the TeleSmart Web product and related research and development. In the fourth quarter of 1999, we also began to depreciate our investment in the TeleSmart Web product, which was developed during 1999. The change in the business model has resulted in certain other depreciation being recognized as general and administrative expense rather than cost of revenues.

Revenues

    We had revenues of $583,462, an increase of $82,160 or 16% for the three months ended September 30, 2000 compared to $501,302 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, revenues were $1,652,934, an increase of $264,970 or 19% compared to the same period in 1999. The increase in revenues was a result of higher consulting revenues. Consulting revenues in the third quarter of 2000 increased 178% compared to the third quarter of 1999. Year-to-date 2000 consulting revenues are up approximately $250,000 compared to 1999. The majority of the consulting revenues in the third quarter were for the development of a TeleSmart Web system for Verizon (formerly Bell Atlantic). We also had projects for Qwest (formerly U S West) and Cincinnati Bell. Product revenues were down approximately $26,000 in the 3rd Quarter of 2000 compared to the 3rd Quarter of 1999. The majority of this decrease was caused by one-time charges for product demos prepared for U S West in the 3rd Quarter of 1999. Also in the 3rd Quarter of 1999, both U S West and Cincinnati Bell ran promotions on our product, which increased revenues. However, year-to-date product revenues have increased by 18%. TeleSmart Data Service (our service bureau) revenues were down approximately $37,000 in the 3rd Quarter of 2000 compared to the 3rd Quarter of 1999. This too was a result of the promotions being run in the 3rd Quarter of 1999.

Year-to-date TeleSmart Data Service revenues have increased by 2%. We are currently working on developing new marketing efforts to increase the revenues for our service bureau starting in the 1st Quarter of 2001.

Cost of Revenues

    Our cost of revenues of $376,899 increased $137,362 or 57% for the three months ended September 30, 2000 compared to $239,537 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, cost of revenues were $966,734, an increase of $209,267 or 28% compared to the same period in 1999. The majority of the increase in the cost of revenues for the 3rd Quarter of 2000, compared to the same period in 1999, was in our consulting business. This increase was a result of higher consulting and personnel costs of approximately $93,000. In the 3rd Quarter of 1999, much of the time and cost of our external consultants and personnel was capitalized due to work done on TeleSmart Web. Year-to-date consulting cost of revenues were almost the same as 1999. Product costs for the 3rd Quarter of 2000 increased approximately $26,000 from the 3rd Quarter of 1999. Year-to-date, product costs increased approximately $104,000. The increase in product costs was a result of the recognition of amortization on a long-term prepaid expense. Cost of revenues for TeleSmart Data Services were up approximately $28,000 for the 3rd Quarter of 2000 compared to the same period in 1999. The increase was a result of higher personnel and external consulting costs. Year-to-date 2000 cost of revenues for our TeleSmart Data Services were up 38%.

    Our gross profit margin decreased to 35% for the three months ended September 30, 2000 from 52% for the three months ended September 30, 1999. This decrease was a result of a higher percentage of the revenues being in the consulting area which has lower profit margins as well as recognition of a long-term prepaid expense. For the nine months ended September 30, 2000, our gross profit margin was 42% compared to 45% for the nine months ended September 30, 1999.

Selling Expenses

    Our selling expenses of $124,087 decreased $16,531 or 12% for the three months ended September 30, 2000 compared to $140,618 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, selling expenses were $374,948, an increase of $17,704 or 5% compared to the same period in 1999. The decrease in selling expenses for the 3rd Quarter of 2000, compared to the same period in 1999, was a result of lower personnel costs of approximately $54,000 from a restructuring of our sales area. This decrease was offset by increased spending in marketing of the TeleSmart Web product. We are currently working on new marketing efforts to increase end user awareness of our product and its uses. In the past, the Incumbent Local Exchange Carriers ("ILECs") were fully responsible for marketing to the end user. We anticipate rolling out the new marketing plans in the 1st Quarter of 2001, and this rollout is likely to increase selling expenses significantly.

General and Administrative Expenses

    Our general and administrative expenses of $491,717 increased $170,646 or 53% for the three months ended September 30, 2000 compared to $321,071 for the three months ended September 30,

1999. For the nine months ended September 30, 2000, general and administrative expenses were $1,504,866, an increase of $544,545 or 57% compared to the same period in 1999. Increased depreciation expense is the main cause of the quarterly increase. Depreciation expense in the third quarter increased approximately $117,000 compared to the same period of 1999. The increase in depreciation expense was a result of additional infrastructure to improve our service bureau operations and new equipment to handle new ILEC customers. This increase in depreciation expense was also affected by the impact of our new business model adopted in the fourth quarter of 1999, which recognizes the depreciation for operations in general and administrative expenses. Professional fees for the 3rd Quarter of 2000 increased approximately $54,000 compared to the 3rd Quarter of 1999. The majority of this increase was due to employment search fees related to new employees.

Research and Product Development Expenses

    Research and product development expenses of $454,353 increased $419,791 or 1,215% for the three months ended September 30, 2000 compared to $34,562 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, research and product development expenses were $1,467,042, an increase of $1,366,947 or 1,366%, compared to the same period in 1999. The increase was principally due to the expensing of costs (mainly personnel and consulting) related to the change in our business model to an ASP. The change in our business model also resulted in the inclusion of approximately $155,000 of depreciation, mainly due to the depreciation of the TeleSmart Web product, in research and product development expense in the 3rd quarter of 2000, compared to approximately $1,400 of depreciation included in research and product development in the 3rd Quarter of 1999.

Other Income and Expense

    Interest income of $24,901 increased $12,825 or 106% for the three months ended September 30, 2000 compared $12,076 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest income was $107,382, an increase of $76,796 or 251%, compared to the same period in 1999. The increase was a result of additional cash and cash equivalents held during the three month and nine month periods ended September 30, 2000 compared to the same periods in 1999.

    We had no interest expense for the three months ended September 30, 2000 and for the same period in 1999. For the nine months ended September 30, 2000, we had no interest expense, compared to $21 for the same period in 1999. We paid in full outstanding bridge loans in the first quarter of 1999.

Net Loss

    We incurred a net loss of $838,693 for the three months ended September 30, 2000 compared to a net loss of $222,410 for the three months ended September 30, 1999, an increase of $616,283 or 277%. For the nine months ended September 30, 2000 and 1999, we incurred net losses of $2,553,224 and $756,598. The increase in our net loss was attributed to increased cost of revenues and research and product development for the current systems and future products, as well as, increase depreciation expenses due to improvements for the current systems and equipment for additional customers.

Liquidity and Capital Resources

    We had cash of $1,270,455 and working capital of $1,229,133 as of September 30, 2000. Cash used in operating activities during the nine-month period ended September 30, 2000 was $2,154,038. Cash used in investing activities was $769,248 for the purchase of property and equipment. In addition, we have received approximately $470,000 from the exercise of outstanding warrants and options.

    We believe that current cash levels, with additional revenues to be generated from operations, will be sufficient to support our operating capital needs through the 1st Quarter of 2001. We have begun exploring options for raising additional funds in a transaction to be completed in the 1st Quarter of 2001. Plans for use of the additional funds are to help finance additional marketing efforts and general operations.

    With the additional funding, we believe we will have enough cash to support our operating capital needs for the foreseeable future assuming we are able to generate sufficient revenues and control expenses. Our projections with respect to our ability to meet our working capital requirements are based upon: (i) generating sales that exceed our fiscal 1999 sales; and (ii) avoiding any significant increase in expenses. Failure to meet either of these objectives could have a material adverse effect on our business.

    Although we believe we can raise additional funds, increase our revenues and improve our cash flow, there are no assurances that we will be successful in doing so. There is no assurance that any additional capital will be available to us on acceptable terms, if at all. We may issue equity securities at a price that would result in dilution to existing shareholders.

Forward Looking Statements

    This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements included herein regarding the expected costs for the marketing efforts in the Revenues and Selling Expenses sections, and our ability to meet working capital requirements and raise additional funds in the Liquidity and Capital Resources section, and other statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include possible inability to raise additional funds, long sales cycles for new customers, significant reliance on our current customers, limited number of potential customers, general economic conditions, changes in interest rates, increased competition in our market area, acceptance by telecommunications customers and increased regulation of the telecommunications industry in general. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 1999 and other recent filings with the Securities and Exchange Commission.

PART II Other Information

Item 1.  Legal Proceedings

    We are not a party to any material legal proceedings.

Items 2. through 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

11.
Computation of Net loss Per Common Share

27.
Financial Data Schedule

(b)
Reports on Form 8-K

      None.

OneLink, Inc.

SIGNATURES

    Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONELINK, INC. (Registrant)
Date: November 9, 2000	BY:	/s/ PAUL F. LIDSKY President, Chief Executive Officer and Director
	BY:	/s/ KAYE R. O'LEARY Vice President and Chief Financial Officer

Exhibit Index

OneLink, Inc.
Form 10-QSB

Exhibit Number	Description
11	Computation of Net loss Per Common Share
27	Financial Data Schedule (filed only in electronic format)

QuickLinks

APPLICABLE TO CORPORATE ISSUERS
OneLink, Inc. Form 10-QSB Quarter Ended September 30, 2000
Table of Contents
OneLink, Inc. Balance Sheets
OneLink, Inc.
SIGNATURES
Exhibit Index
OneLink, Inc. Form 10-QSB