Form 10KSB40
period 2000-12-31
ONELINK INC
filed 2001-04-02
CIK 891389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000.

Commission file number 0-25764

OneLink, Inc.
(formerly OneLink Communications, Inc.)

Minnesota	41-1675041
State of Incorporation	I.R.S. Employer Identification No.

10340 Viking Drive, Suite 150
Eden Prairie, MN 55344
(952) 996-9000

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

Yes _X_  No.____

          Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.   _X_

          The Company's revenues from continuing operations for the fiscal year ended December 31, 2000 totaled $2,046,284.

          The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 26, 2001 was approximately $4,005,000 based on the average of the closing bid and ask price of the registrant’s Common Stock on such date.  The number of shares outstanding of the registrant's $.01 par value common stock, as of March 26, 2001 was 9,861,254

Transitional Small Business Issuer Format (Check One):

Yes ____  No _X__

Documents Incorporated By Reference

          Portions of the registrant’s Proxy Statement for its May 23, 2001 Annual Meeting, which will be filed by April 30, 2001, are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

ONELINK, INC.

TABLE OF CONTENTS

Page
PART I
	ITEM 1.	Description of Business
	ITEM 2.	Description of Property
	ITEM 3.	Legal Proceedings
	ITEM 4.	Submission of Matters to a Vote of Security Holders
PART II
	ITEM 5.	Market for Common Equity and Related Stockholder Matters
	ITEM 6.	Management’s Discussion and Analysis or Plan of Operation
	ITEM 7.	Financial Statements
	ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
	ITEM 9.	Directors, Executive Officers , Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act
	ITEM 10.	Executive Compensation
	ITEM 11.	Security Ownership of Certain Beneficial Owners and
Management
	ITEM 12.	Certain Relationships and Related Transactions
PART IV
	ITEM 13.	Exhibits and Reports on Form 8-K

PART I

Item 1.    Description of Business

General

OneLink, Inc. (formerly OneLink Communications, Inc.), (the “Company” or “OneLink”) was incorporated in Minnesota in June 1990. OneLink provides telecommunications-based business-intelligence services via the Internet.  Our services enable the production of business-intelligence reports based on caller data of business customers available from telecommunications companies.  The reports include both summaries and detail of the data about the location of the businesses’ incoming callers, frequency of calls, number of unanswered calls, busy calls, and similar information.  Incumbent Local Exchange Carriers (referred to in the industry as “ILECs”) provide the data we use to generate the business-intelligence reports.  We currently sell our service directly to ILECs, primarily targeting the Regional Bell Operating Companies.  These ILECs in turn market and sell our services, under their own private branding, primarily to their own business customers (which we refer to as “end-user customers”), especially small to medium-sized businesses that depend on incoming telephone calls to generate revenue (e.g., businesses that rely on reservations, appointments, service calls, etc.).

Products and Services

OneLink provides a wide range of business-intelligence services using its in-house data processing facilities, large data warehouse, and Internet expertise.  We also offer professional services aimed at supporting the consulting, development, and implementation needs of our customers.  Our financial results in 1999 and 2000 related to the following services and products:

TeleSmart Web
Our principal service is now TeleSmart Web, which generates reports over the Internet that enable businesses to make better informed and more accurate marketing and operational decisions.  The end-user customers can obtain the reports over the Internet in table, graph, or map form, allowing them to choose the best format for the information according to their business needs.  Moreover, the reports can be updated every 48 hours to provide a constant stream of business-intelligence information.  The marketing departments of the end-user customers use the reports to gain greater knowledge of their own customers, which allows them to increase the efficiency and effectiveness of their marketing communications, promotions, and offers.  For example, our reports can visualize for a marketing department the geographic location of its customer base and enable the business to execute a more targeted direct-mailing campaign.  The operations departments of end-user customers use our reports to understand the volume and timing of calls that their businesses are receiving.  Among other uses, this data allows end-user customers to make more informed decisions about telephone equipment and line needs, staffing needs, and hours of operation.

We sell our service to Independent Local Exchange Carriers, primarily the Regional Bell Operating Companies.  These carriers in turn market and sell our services, under their own private branding, primarily to their small and medium-sized end-user business customers that depend on incoming telephone calls to generate revenue (e.g., businesses that rely on reservations, appointments, service calls, etc.).  Currently, the Independent Local Exchange Carriers charge their end-user customers directly for our services, although they may elect to bundle our service or provide it in a variety of different service and product packages.  The Independent Local Exchange Carriers are motivated to provide our service to their end-user customers because it adds value to their existing services, which increases end-user customer satisfaction, loyalty, retention, and revenues.

TeleSmart Data Services
Our TeleSmart Data Service is the technology which transforms raw telecommunications data into visual business intelligence by converting the data into tabular, graphic and geographic formats that can be easily interpreted by business managers. Our data processing, database expertise and its proprietary use of Geographic Information Service (GIS) methodology enables us to track caller information and assemble it into coherent reports.  These reports strengthen a business’s insight into its customer base and creates market intelligence.  GIS technology is being used increasingly by businesses to provide information needed to shape decisions and to translate large amounts of tabular information into easy-to-read graphic formats.

TeleSmart Software
TeleSmart Software is no longer being produced, enhanced, or sold.  Specifically created for our TeleSmart Data Services customers, this software allowed for the easy customization of enhanced call management reports at the desktop.  This capability gave TeleSmart customers the opportunity to fine tune the reports they received to meet specific business-intelligence needs.

Industry Background

The Telecommunications Act of 1996 gave rise to an increasing level of competition for local access between the established Regional Bell Operating Companies, the Independent Telephone Companies, and Competitive Local Exchange Carriers.  This competition has caused incumbent telephone companies to increase focus on customer loyalty and retention through the offering of enhanced services and away from a price-only customer-retention strategy.

Often telephone companies do not have the expertise, manpower or time to develop, implement, and market enhanced services like call-management reports and end-user software that provide valuable business intelligence to their end-user customers.  The need to offer these enhanced services quickly has created the opportunity for small, fast moving companies to provide products and services needed to assist in the retention and expansion of customer bases.

Systems Design

In 1999, we developed and activated the systems that deliver our services on an Application Service Provider (ASP) basis.  Our technology platform can expand with the growth of our customer base, allowing us to grow efficiently without dramatically increasing human resources to handle increased volume and call-processing levels.  We designed our systems with open architecture that increases our flexibility to adopt new modular applications, customize specific applications, and incorporate new technology.  Our systems integrate proprietary software with products from a variety of leading outside vendors–such as Oracle and SilverStream–to ensure that our systems function easily and reliably with the Independent Local Exchange Carrier’s telecommunications systems as well as their end-user customers’ systems.

Sales and Marketing

Our primary sales and marketing strategy focuses on providing enhanced management reporting and business-intelligence services to telephone companies.  We sell our services directly through our own sales force and indirectly through business alliances.  For example, our sales and marketing campaigns focus on such things as attending telecommunications trade shows, using direct-mail campaigns, publishing and advertising in industry journals, and personal sales calls to the Independent Local Exhchange Carriers.  Our strategy is to provide the Independent Local Exchange Carriers with a product for their end-user customers that adds value to the carriers’ services, thereby increasing their end-user customer satisfaction, loyalty, retention, and revenues.

Primary Customers

During 2000, our revenues totaled $2,046,284.  Revenues from Qwest Communications International, Inc. (formerly U S WEST Communications, Inc.) and Cincinnati Bell Telephone, respectively, accounted for approximately $884,000 or 43% and $660,000 or 32% of total revenues from continuing operations.  These revenues resulted primarily from the use of our TeleSmart services.  Qwest Communications International, Inc. currently markets our services under its Call Reports OnLine brand, and Cincinnati Bell Telephone markets our services under its Call Analysis Online brand.

Competition

Our management is not aware of any current competitor that provides a product or service materially similar to TeleSmart Web, TeleSmart Data Services or TeleSmart Software.  Some telephone companies and RBOCs have previously offered segments of management reports that are similar to those created by our TeleSmart Data Services, but prior to our entry into the field, none appear to have offered a complete package of reports and end user software specifically aimed at capturing incoming caller information.  Companies with significant financial resources, application development expertise, and telecommunications experience may attempt to duplicate our products and services in this area.  However, our management believes time to market is a key success factor, and at this time, we believe we are the first to market with these products.

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

Research and Product Development

Research and product development expenses were $1,857,181, and $648,002 for the years ended December 31, 2000, and 1999, respectively.  The expenses in 2000 were largely due to the transformation of our business model to an Application Service Provider (ASP) model. Research and product development expenses incurred in 1999 were primarily related to the initial research of and enhancements to the TeleSmart Web product.

Employees

As of December 31, 2000, we had 26 employees, including 17 people working with our TeleSmart product and 9 people in sales, administration and finance. We believe our relations with our employees are good.  None of our employees are represented by a labor union.

Risk Factors

Forward Looking Statements

In addition to factors discussed elsewhere in this Annual Report on Form 10-KSB, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

We are currently dependent upon a very small number of customers for our products.

During fiscal year 2000, our revenues from TeleSmart Web were largely dependent on two primary customers, Qwest Communications International, Inc. (formerly U S WEST Communications, Inc.), and Cincinnati Bell Telephone Co., who in turn provided our services to thousands of their end-user customers.  Revenues from Qwest represented 43 percent of our 2000 revenues, and revenues from Cincinnati Bell represented 32 percent of our 2000 revenues.  We have recently completed the customization of our technology to work with the telecommunications systems of an additional ILEC, and have entered into a consulting agreement with yet another ILEC whereby our technology will be customized for use with that ILEC’s telecommunications system.  Consulting agreements are preliminary steps towards long-term contracts with the ILEC, under which our products and services will be offered to the ILEC’s end-user customers either by the ILEC, OneLink, or a combination thereof.  We are hopeful that one of the consulting agreements will in fact develop into a long-term service contract.  There is, however, no guarantee that any consulting agreement will develop into a long-term service agreement.  Our ability to survive is dependent on increasing the revenue from our two current primary customers, securing contracts with other telecommunications companies with which we are currently consulting, and gaining additional end-user customers for our TeleSmart Data Services.

Our business has a lengthy sales cycle which may delay the growth of our revenues.

A telecommunications company’s decision to contract with the Company typically involves significant technical evaluation, internal procedural delays associated with large capital-expenditure approvals, and testing and acceptance of new systems that affect key operations.  Moreover, the telecommunications industry has recently experienced an increase in mergers and acquisitions which tend to further delay our customers’ decision-making processes.  Finally, the telecommunications industry has priorities that are not always geared toward the marketing and delivery of the Company’s products.  For these and other reasons, the sales cycle associated with the Company’s products is usually lengthy and subject to a number of significant risks over which the Company has little or no control.

The lengthy sales cycle, combined with the small number of existing and potential customers for our services, may prohibit us from expanding our revenues quickly enough to achieve profitability.

We are currently dependent upon our primary customers to do the bulk of our marketing for us, and if we decide to become more involved in the marketing of our products, we may require additional resources and capital.

OneLink currently depends on the Regional Bell Operating Companies to perform the majority of marketing for the Company’s products.  While this approach has met with some success, it has also presented some challenges for us to meet our sales goals for end users.  The Company may elect to become even more involved in the marketing of our products and might require a materially different sales and marketing model and even more resources than we currently have.  Therefore, any such decision might force the Company to seek additional sources of financing.

Our success depends on a small number of products.

Our survival is almost entirely dependent on the success of our technology, including our TeleSmart Web product.  Thus, anything negatively impacting our technology, such as performance problems, technological or regulatory changes, or the introduction of competing services, may have a serious adverse impact on our business operations and may lead to our demise.

Our TeleSmart Web product is dependent upon the Internet.

The success of our TeleSmart Web product will depend in large part upon the continued development and expansion of the Internet.  The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and the amount of traffic.  There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth.  In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols (for example, the next generation Internet protocol) to handle increased levels of Internet activity, or due to increased governmental regulation.  There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace for services and products such as those we offer.  If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the success of our TeleSmart Web product will be adversely affected.

Our TeleSmart Web product is dependent upon data collected from the networks of telecommunications companies.

Our TeleSmart Web product depends entirely on both the telecommunications networks of the ILECs and their willingness to make data available to us.  The TeleSmart Web product gathers data from the advanced intelligence networks of telecommunications companies.  If these networks were to breakdown, then we would be unable to collect the data that forms the basis of our product.  Similarly, a telecommunications company could decide to make the data unavailable to us.  Both scenarios place our product at risk, and both scenarios are beyond the Company’s control.

Technological changes may render our TeleSmart Web product obsolete.

Technological changes in the telecommunications industry happen rapidly.  If we do not quickly and efficiently modify or enhance our TeleSmart Web product in response to these changes, TeleSmart Web may become obsolete.

An increase in government regulation may adversely impact our business operations.

Our operations are currently subject to limited regulation both on the federal and state level by the Federal Communications Commission and various state public utilities commissions.  Although the regulatory trend in the telecommunications area has been toward deregulation, there can be no assurance that the current regulatory environment will continue, and a change in the regulatory environment could adversely impact our operations.  Regulations may be adopted in the future that restrict the use of telecommunications data.

We believe that there are no data-privacy issues surrounding our use of caller data to provide our service.  Under the 1996 Telecommunications Act, the information we use is public information.  Furthermore, we structure our data gathering and delivery system so that we comply with the data-privacy rules and regulations established by public utilities commissions in all states.  There is, however, no guarantee that those rules and regulations will remain the same.  Similarly, if the data-privacy rules were to change, there is no guarantee that we will be able to restructure our system so as to comply with those changes.

There is a risk that the value of our intellectual-property rights could be diminished by improper use by others.

We rely on internally developed software and other technology to offer our TeleSmart Web product.  We have applied for patents on our software and on our technology for formatting and mapping the origin of raw telecommunications data, but have not yet been granted them.  Currently, our applications are pending.  Nevertheless, we may not acquire these patents, or even if we do they may not sufficiently protect our rights in the technology.  The patents would not provide protection outside of the United States.  Even if the patents are granted, they may be challenged, and we may have to spend a significant amount of money to defend them.  Patent-infringement litigation is common for software and related technology.  If we are accused, rightly or wrongly, of violating another company’s intellectual-property rights, we may have to spend significant amounts of money defending ourselves.

We are dependent upon the ongoing services of certain of our executives, the loss of whom could have a detrimental effect on our profitability and the market price of our stock.

Our plan of business and our day-to-day operations rely heavily on the knowledge and experience of our senior management, most importantly Paul Lidsky, our President and Chief Executive Officer, and Kaye O’Leary, our Vice President and Chief Financial Officer.  Both Greg Mohn, former Vice President of Business Development, and Kirk Danzl, former Chief Technology Officer, resigned from their positions in the third quarter of fiscal year 2000.  The Company believes that their resignations have not had, and will not have, a materially negative effect on the Company’s business.  Nevertheless, the loss of other senior management, such as Mr. Lidsky or Ms. O’Leary, could have a materially negative impact on the Company.

Our potential competitors may have significantly more financial and other resources available.

Although we are not aware of any current competitor that provides a product or service materially similar to our TeleSmart Web  product, companies with significant financial resources, expertise in the development of applications, and telecommunications experience may offer a competing product in the future.

Item 2.    Description of Property

We lease approximately 8,228 square feet of commercial office and warehouse space for $8,228 per month plus operating expenses and utilities at 10340 Viking Drive, Suite 150, Eden Prairie, Minnesota 55344 under a lease that expires on June 30, 2003.  We have an option to extend the lease term for an additional five years.

Item 3.    Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the Company’s fourth quarter.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Our common stock is currently traded in the over-the-counter market with prices quoted on the OTC Bulletin Board under the symbol “ONEL.”

The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2000 and 1999:

	Year Ending December 31, 2000
	High	Low
First Quarter	$5.750	$3.500
Second Quarter	4.500	1.875
Third Quarter	3.063	1.219
Fourth Quarter	1.250	0.438

	Year Ending December 31, 1999
	High	Low
First Quarter	$2.000	$1.125
Second Quarter	2.563	1.750
Third Quarter	2.625	1.813
Fourth Quarter	3.625	1.563

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The approximate number of stockholders of record of the Common Stock as of March 26, 2001 was 900.

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

Item 6.    Management's Discussion and Analysis

Results of Operations

The following table sets forth, for the periods indicated, certain Statements of Operations data as a percentage of  revenues.

	For Twelve Months Ended December 31
	2000	1999
Revenues	100.0%	100.0%
Cost of revenues	63.1%	52.5%
Gross profit	36.9%	47.5%
Selling	27.9%	27.8%
Research & product development	90.8%	35.0%
General & administrative	94.0%	70.3%
Total operating expenses	212.6%	133.1%
Other income(expense)	5.8%	3.0%
Net Loss	(169.9%)	(82.6%)

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

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

Revenues

Our revenues for the year ended December 31, 2000 were $2,046,284, an increase of $196,142 or 11 percent compared to $1,850,142 for the same period ended December 31, 1999.  The increase in revenues is a result of additional consulting projects related to the development of additional systems to support our products, TeleSmart Data Services and TeleSmart Web for a new customer.  However, in the 4th Quarter of 2000, the customer has elected to not launch the services for their customers.  The additional consulting projects resulted in an increase in consulting revenues for 2000 of approximately $262,000 compared to 1999.  However, the increase in consulting revenues was offset by a decrease of approximately $36,000 in TeleSmart Data Services revenues and a decrease of approximately $22,000 in customer service fees.   The decrease in revenues for TeleSmart Data Services was a result of changes made to certain contracts and the lack of promotions run by our customers to their end users in 2000 compared to 1999 when our customers were running promotions for our service.  Although the contract changes did not have short-term benefits, they are expected to increase revenues in the long-term.  Decreases in the customer service revenues were due to less representatives needed to service the amount of calls received.

Cost of Revenues and Gross Profit

Our cost of revenues for the year ended December 31, 2000 was $1,291,787 compared to $971,219 for the same period in 1999, an increase of $320,568 or 33 percent. The increase was a result of higher cost of revenues for TeleSmart Data Services, consulting and product costs.  TeleSmart Data Services cost of revenues increased by approximately $129,000 due to increased personnel, external consulting, and maintenance costs.  However, in 1999 we had a significant portion of our personnel and external consulting costs that were capitalized through the 3rd Quarter because we were developing our web-enabling product.  With the launch of our web-enabled product in the fourth quarter of 1999, these costs are no longer being capitalized.  We anticipate a significant reduction in external consulting costs in 2001.  The cost of revenues for the consulting line of business increased by approximately $55,000 due to increased consulting projects for our customers.  The majority of this increase was from the development of an additional system that would support our TeleSmart products for another ILEC customer.  Product costs increased by approximately $148,000 as a result of the recognition of amortization on a long-term prepaid expense.  In the fourth quarter of 1999, we determined that our model had changed due to the entrance into the Internet business.  Therefore, beginning in the fourth quarter of 1999, the costs related to new product offerings were expensed in the product development area.  This will accurately reflect the true cost of revenues for billable projects.  Historically, product developments and enhancements were generally paid for by the customer requesting the change.

The gross profit for the year ended December 31, 2000 was $754,497 compared to $878,923 for the same period ended December 31, 1999, a decrease of $124,426 or 14 percent.  Gross profit as a percentage of revenues was 37 percent in 2000 compared to 48 percent for the same period in 1999.  The decrease in our gross profit margin is mainly attributable to increased personnel and external consulting costs which were being capitalized through the 3rd Quarter of 1999, as well as the amortization of the long-term prepaid expense.

Research and Product Development Expenses

Research and product development expenses for the year ended December 31, 2000 were $1,857,181 compared to $648,002 for the same period in 1999, an increase of $1,209,179.  The increase of research and product development expenses was primarily caused by the expensing of costs related to the change in our business model to an ASP.  These increases were mainly for expenses related to depreciation of the Internet product, personnel costs and external consulting expenses.  Research and product development expenses incurred in 1999 were related to the enhancement of the Internet product.  Of this, $86,812 was for the initial prototype, with the remainder for enhancements in the fourth quarter of 1999, after the product went into service.  These costs included internal and external personnel time and depreciation expenses related to the new product.

Selling Expenses

Selling expenses for the year ended December 31, 2000 were $570,097, an increase of  $55,280 compared to $514,817 for the same period in 1999.  Marketing and consulting expenses increased approximately $131,000.  The company hired external consultants to help create new marketing strategies and programs to help create end-user awareness of the products and increase the usage of our products.  These marketing plans would not be used until 2001.  Personnel expenses decreased by approximately $64,000.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2000 were $1,922,935 compared to $1,300,175 for the same period in 1999, an increase of $622,760 or 48 percent.  The majority of the increase was due to additional depreciation costs for equipment related to the service bureau and products of approximately $320,000.  These depreciation expenses were moved from the cost of revenues as a result of the change in business model in the 4th Quarter of 1999. Consulting expenses increased by approximately $118,000, primarily for work done on our security and back up systems.  There were also increased personnel search costs of approximately $91,000, travel expenses of approximately $40,000, and legal fees of $35,000.

Other Income and Expense

Interest income for the year ended December 31, 2000 was $121,785 compared to $54,452 for the same period in 1999 due to increased cash balances.  There was no interest expense for the year ended December 31, 2000 compared to $21 for the same period in 1999.  Other non-interest expense was $3,519 for the year ended December 31, 2000 compared to other non-interest income of $1,250 for the same period in 1999.

Net Loss

We incurred a net loss of $3,477,450 for the year ended December 31, 2000 compared to a net loss of $1,528,390 for the prior year.  This is an increase of $1,949,060 or 128 percent and was primarily the result of increased product development costs for the Internet service and increased depreciation expenses.

Liquidity and Capital Resources

We had positive working capital of $616,072 and $3,102,692 at December 31, 2000 and 1999, respectively.  During 2000, cash used in operations was $2,728,252, primarily resulting from a net loss of $3,477,450, offset by depreciation and amortization of $1,048,814.  Cash used in 2000 for investing activities was $821,625 for the purchase of property and equipment.  Most of the purchases were for hardware and software in support of the new Web-enabled product.  Financing activities provided cash of $473,509.

We are currently in the process of raising additional funds.  We are doing this through a private placement memorandum which allows for up to 5,000,000 shares of preferred stock to be issued at a price of $0.50 per share.

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

Through a private placement in the fourth quarter of 1999 (the “1999 Private Placement”), we raised additional capital of approximately $3,500,000 from the sale of 2,000,000 shares of our common stock at a price of $1.75 per share.  The Private Placement was limited to “Accredited Investors” (as that term is defined in Regulation D promulgated under the Securities Act of 1933).  The additional funds will be used to further enhance the Web-enabling product and services, create additional services and expand sales and marketing efforts.

Our management believes that revenues to be generated from operations, combined with at least $1,500,000 in proceeds from the private placement, will be sufficient to support our working capital needs for the foreseeable future, assuming we are able to generate sufficient revenues and control expenses during fiscal year 2001. As a result, our ability to meet our working capital requirements in fiscal year 2001 will depend upon: (i) generating sales which exceed our fiscal 2000 sales; and (ii) avoiding any significant increase in expenses.  Failure to meet these objectives may have a material effect on our ability to continue the business.  Should we seek additional financing, there is no assurance that additional capital will be available to us on acceptable terms or at all.  In order to obtain additional capital, we may issue equity securities at a price that would result in dilution to existing shareholders.

New Accounting Pronouncements

There were no new accounting pronouncements.

Forward Looking Statements

This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  All statements included herein regarding the contract changes in the Revenue section, the external consulting costs in the Cost of Revenues and Gross Profit section, the anticipated marketing plans in the Selling Expenses section, and our ability to meet working capital requirements and raise additional funds in the Liquidity and Capital Resources section, and other statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements.  Actual events may differ materially from those anticipated in the forward-looking statements.  Important factors that may cause such a difference include possible inability to raise additional funds, long sales cycles for new customers, significant reliance on our current customers, limited number of potential customers, general economic conditions, changes in interest rates, increased competition in our market area, acceptance by telecommunications customers and increased regulation of the telecommunications industry in general.  For further information about these risks and uncertainties, see the “Business – Risk Factors” section of this Annual Report on Form 10-KSB.

Item 7.    Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To OneLink, Inc.:

We have audited the accompanying balance sheets of OneLink, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OneLink, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had net losses for the years ended December 31, 2000 and 1999 and had an accumulated deficit at December 31, 2000.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
February 15, 2001

OneLink, Inc.
Balance Sheets

	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$653,602	$3,729,970
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $10,276 - 2000 and 1999	304,481	371,480
Inventory, net of reserve for obsolescence of $0 and $2,374 - 2000 and 1999	-	7,104
Prepaid expenses	104,401	61,708
Total current assets	1,062,484	4,170,262

Property and equipment:
Furniture and equipment	583,988	580,329
TeleSmart equipment	991,531	305,433
Product equipment	214,505	175,232
Web based software	745,940	747,857
	2,535,964	1,808,851
Accumulated depreciation and amortization	(1,652,251)	(693,674)
Total property and equipment	883,713	1,115,177
Other assets:
Long-term prepaid expense	688,679	-
Deposits	11,465	11,465

Total assets	$2,646,341	$5,296,904
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$115,767	$545,972
Accrued payroll and related taxes	162,348	310,628
Accrued expenses	143,297	168,288
Deferred revenue	25,000	42,682
Total current liabilities	446,412	1,067,570

Shareholders’ equity:
Common stock, par value $.01 per share:
Authorized shares—50,000,000
Issued and outstanding shares: 2000—9,861,254 and 1999—9,254,018	98,612	92,540
Additional paid-in capital	15,515,043	14,076,000
Stock subscription receivable	(223,922)	(226,852)
Accumulated deficit	(13,189,804)	(9,712,354)
Total shareholders’ equity	2,199,929	4,229,334

Total liabilities and shareholders’ equity	$2,646,341	$5,296,904

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Operations

	Years ended December 31,
	2000	1999

Revenues	$2,046,284	$1,850,142
Cost of revenues	1,291,787	971,219
Gross profit	754,497	878,923

Operating expenses:
Selling	570,097	514,817
Research and product development	1,857,181	648,002
General and administrative	1,922,935	1,300,175
Total operating expenses	4,350,213	2,462,994
Operating loss	(3,595,716)	(1,584,071)

Other income (expense):
Interest income	121,785	54,452
Interest expense	-	(21)
Other income (expense)	(3,519)	1,250

Net loss	$(3,477,450)	$(1,528,390)

Net loss per common share:
Basic and diluted	$(.36)	$(.23)

Weighted average number of shares outstanding:
Basic and diluted	9,712,155	6,735,572

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at December 31, 1998	5,015,607	$50,156	$8,491,886	$-	$(8,183,964)	$358,078
Exercise of stock warrants, net of issuance costs	2,010,000	20,100	2,032,258	-	-	2,052,358
Exercise of stock options	114,985	1,150	167,278	-	-	168,428
Payments on contingent stockholder notes	-	-	(171,648)	-	-	(171,648)
Issuance of warrants for services	-	-	27,899	-	-	27,899
Private placement of common stock, net of issuance costs	2,000,000	20,000	3,302,609	-	-	3,322,609
Issuance of stock for stock subscription receivable	113,426	1,134	225,718	(226,852)	-	-
Net loss	-	-	-	-	(1,528,390)	(1,528,390)
Balance at December 31, 1999	9,254,018	92,540	14,076,000	(226,852)	(9,712,354)	4,229,334
Exercise of stock warrants, net of issuance costs	359,500	3,595	454,530	-	-	458,125
Exercise of stock options	30,350	303	31,289	-	-	31,592
Payments on contingent stockholder notes	-	-	(31,593)	-	-	(31,593)
Issuance of warrants for services	-	-	113,687	-	-	113,687
Stock issued as payment on long-term prepaid expense	217,386	2,174	858,675	-	-	860,849
Payment on stock subscription receivable	-	-	12,455	2,930	-	15,385
Net loss	-	-	-	-	(3,477,450)	(3,477,450)

Balance at December 31, 2000	9,861,254	$98,612	$15,515,043	$(223,922)	$(13,189,804)	$2,199,929

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Cash Flows

	Years ended December 31,
	2000	1999
Operating activities
Net loss	$(3,477,450)	$(1,528,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,048,814	334,340
Loss on disposal of property	4,325	-
Warrants issued for services	113,687	27,899
Gain on sale of property and equipment	(50)	-
Changes in operating assets and liabilities:
Trade accounts receivable, net	66,999	(167,682)
Inventory, net	7,104	5,647
Prepaid expenses and deposits	129,476	(44,067)
Accounts payable, payroll and related taxes and accrued expenses	(603,476)	453,684
Deferred revenue	(17,682)	39,982
Net cash used in operating activities	(2,728,252)	(878,587)

Investing activities
Purchases of property and equipment	(821,675)	(1,180,376)
Proceeds from the sale of equipment	50	-
Net cash used in investing activities	(821,625)	(1,180,376)

Financing activities
Payments on notes payable	-	(3,414)
Payments on contingent stockholder notes	(31,593)	(171,648)
Proceeds from exercise of stock options	31,592	168,428
Proceeds from payment on stock subscription receivable	15,385	-
Proceeds from private placement of common stock, net of issuance costs	-	3,322,609
Proceeds from exercise of warrants, net of issuance costs	458,125	2,052,358
Net cash provided by financing activities	473,509	5,368,333
Increase (decrease) in cash and cash equivalents	(3,076,368)	3,309,370
Cash and cash equivalents at beginning of year	3,729,970	420,600
Cash and cash equivalents at end of year	$653,602	$3,729,970

Supplemental cash flow information:
Cash paid for interest	$-	$21
Cash paid for income taxes	-	-
Noncash financing activities:
Issuance of stock for stock subscription receivable	-	$226,852
Common stock issued in exchange for long-term prepaid expense	$860,849	-

See accompanying notes to financial statements.

OneLink, Inc.
Notes to Financial Statements

1.       Description of Business

OneLink, Inc. (formerly OneLink Communications, Inc.), (the “Company” or “OneLink”) was incorporated in Minnesota in June 1990.  OneLink provides telecommunications-based business-intelligence services via the Internet.  Our services enable the production of business-intelligence reports based on caller data of business customers available from telecommunications companies.  The reports include both summaries and detail of the data about the location of the businesses’ incoming callers, frequency of calls, number of unanswered calls, busy calls, and similar information.  Incumbent Local Exchange Carriers (referred to in the industry as ILECs) provide the data we use to generate the business-intelligence reports.  We currently sell our service directly to ILECs, primarily targeting the Regional Bell Operating Companies.  These ILECs in turn market and sell our services, under their own private branding, primarily to their own business customers (which we refer to as “end-user customers”), especially small to medium-sized businesses that depend on incoming telephone calls to generate revenue (e.g., businesses that rely on reservations, appointments, service calls, etc.).

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern.  The Company had net losses for the years ended December 31, 2000 and 1999 and had an accumulated deficit at December 31, 2000.  These conditions raise concern about the Company’s ability to generate positive cash flows and fund operations and, is therefore, dependent on the Company raising capital through a private placement of stock, increasing sales to customers and controlling costs and expenses commensurate with the Company’s current sales levels in an effort to generate cash flows from operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2. Summary of Accounting Policies

Revenue Recognition
Revenue for services is recognized at the end of each month in which services are provided. Revenue for product sales such as paper, disk, and software is recorded upon shipment.  Revenue on certain contracts may require revenue recognition under contract accounting rules, whereby revenue is recognized on a percentage of completion basis.  Billings in excess of costs and estimated earnings are included in deferred revenue.

The Company extends unsecured credit to customers in the normal course of business.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from the estimates.

Stock-Based Compensation
The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its stock options.  Under APB 25, when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has adopted the disclosure only provisions of Statement of  Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”).  Accordingly, the Company has made pro forma disclosures of what net loss and net loss per share would have been had the provisions of Statement 123 been applied to the Company’s stock options.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The balances, at times, may exceed federally insured limits.

Inventory
Inventory was valued at the lower of cost (first-in, first-out), or market.

Property and Equipment
Property and equipment is stated at cost.  Depreciation is recognized on the straight-line basis over the estimated useful lives ranging from one to seven years.  Maintenance, repairs and minor renewals are expensed when incurred.

The Company has adopted Statement of Position 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal-use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project.  During 1999, the Company capitalized $747,857 of costs related to the implementation of internal-use software, which is being amortized over its estimated useful life.

Long-term prepaid expense
The long-term prepaid expense is amortized using the straight-line method over five years.  The carrying value of the long-term prepaid expense is reviewed if the facts and circumstances suggest that it may be impaired.  If the review indicates that the long-term prepaid expense will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company’s carrying value of the long-term prepaid expense is reduced by the estimated shortfall of cash flows.

Income Taxes
The Company accounts for income taxes using the liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the temporary differences between the financial and income tax reporting bases of assets and liabilities.

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

3. Contingent Stockholder Notes Payable

In January 1994, the Company acquired 219,364 shares of common stock from two stockholders for $2.18 per share by issuing promissory notes totaling $478,212 which bear interest at 6%.  These shares have been canceled and retired.  Under the terms of the notes, payments shall be made when, and only if, the Company receives payments for exercise of options under its stock option plan until the notes are paid in full.  The Company is required to use 100 percent of any cash proceeds resulting from the exercise of options under the Plan to pay down these obligations until these notes are satisfied.  Management cannot currently determine if additional options will be exercised, thereby requiring payments on the notes.  Consequently, no liability has been recorded in the financial statements.  Payments, consisting primarily of interest, of $31,593 and $171,648 were made on these promissory notes in 2000 and 1999.  The principal balances of the promissory notes are $465,769 and $466,317 at December 31, 2000 and 1999.

4. Shareholders’ Equity

The Company completed a private placement in 1999 in which it sold 2,000,000 shares of common stock, resulting in net proceeds to the Company of $3,322,609.

During December 1999, the Company sold 113,426 shares of common stock and received a stock subscription receivable for $226,852.  The receivable is payable when payments on the contingent stockholder notes payable are made by the Company (see note 3).  The outstanding balance on the stock subscription receivable earns interest at 6%.  Payments, consisting primarily of interest, of $15,385 were made on this subscription receivable in 2000.  There were no payments made in 1999.  The principal balance of the subscription receivable was $223,922 and $226,852 as of December 31, 2000 and 1999.

5. Warrants and Stock Options

During 1999, holders of 2,010,000 warrants exercised their warrants at exercise prices of $1.00 and $1.50.  A total of 50,000 warrants were not exercised, and the Company redeemed those at $.01 per warrant.  Net proceeds to the Company were $2,052,358.

During September and November 1999, the Board of Directors issued warrants to purchase 19,243 shares of the Company’s common stock to outside consultants in exchange for consulting services.  These warrants have exercise prices of $1.32 to $1.57 per share and are exercisable at dates through November 15, 2004.  The value of these warrants was determined to be $27,899.

During December 1999, the Board of Directors issued warrants in connection with the private placement to purchase 50,000 shares of the Company’s common stock.  These warrants have an exercise price of $1.75 and are exercisable through January 26, 2005.

During 2000, the Board of Directors issued warrants to purchase 72,501 shares of the Company’s common stock for services rendered to the Company.  These warrants have an exercise price ranging from $0.60 to $2.94 with a weighted average of  $1.57.  The value of these warrants was determined to be $113,687.

During 2000, holders of 359,500 warrants exercised their warrants at exercise prices ranging from $1.00 to $1.75 with the weighted average being $1.27.  Net proceeds to the Company were $458,125.

The Company established a stock option plan in 1994 to provide incentives to employees whereby 3,000,000 shares of common stock have been reserved.  The options can be either incentive stock options or non-statutory stock options and are valued at the fair market value of the stock on the date of grant.  The options generally vest over a period of four years and have a life of six to ten years.

The Company established a stock option plan in 1999 to provide incentives to directors and officers whereby 600,000 shares of common stock have been reserved.  The options can only be non-qualified stock options and are valued at the fair market value of the common stock on the date of grant unless otherwise determined by the Administrator, in which case the option may not be less than 85% of the fair market value of the common stock on the date of grant.

At December 31, 2000, the Company had exercisable options of 1,229,320 with a weighted average exercise price of $1.46 and a weighted average remaining contractual life of 7.18 years.

The following table summarizes options and warrants to purchase shares of the Company’s common stock:

	Options Outstanding	Weighted Average Exercise Price Per Share	Range of Option Exercise Price	Warrants Outstanding	Weighted Average Exercise Price Per Share

Balance at December 31, 1998	1,954,995	$1.31	$.81 to $3.50	2,708,627	$1.69
Granted	543,330	1.50	$1.00 to $2.47	69,243	1.67
Exercised or redeemed	(114,985)	1.32	$1.00 to $1.88	(2,060,000)	1.04
Canceled	(181,763)	1.14	$1.00 to $2.38	(37,880)	3.10
Balance at December 31, 1999	2,201,577	1.37	$.81 to $3.50	679,990	2.03
Granted	670,000	2.23	$.75 to $4.63	72,501	1.57
Exercised	(30,350)	1.04	$.81 to $1.50	(359,500)	1.27
Canceled	(262,483)	1.34	$.94 to $2.18	(13,500)	2.67
Balance at December 31, 2000	2,578,744	$1.60	$.75 to $4.63	379,491	$2.64

Stock-Based Compensation
The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123 requires companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant.  However, SFAS 123 allows companies to continue to measure compensation costs prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25).  Companies electing to continue accounting for stock-based compensation plans under APB 25 must make pro forma disclosures of net loss and loss per share, as if SFAS 123 had been adopted.  The Company has continued to account for stock-based compensation plans under APB 25.  The pro forma disclosure of the effect of SFAS 123 on net loss and loss per share for the years ended December 31, 2000 and 1999 is presented below.  The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999: risk-free interest rate of 5% and 6%, volatility factor of the expected market price of the Company’s common stock of .77 and .77, and an option life per the option agreement.  Fair value calculations assume no dividends will be paid on the Company’s common stock.  The weighted average fair value of options granted during the year ended December 31, 2000 was $1.58.

	2000	1999
Pro forma net loss	$(3,861,258)	$(2,065,053)
Pro forma net loss per common share - basic and diluted	$(.40)	$(.31)

6. Income Taxes

The Company has net operating loss carryforwards of approximately $12,700,000 at December 31, 2000 expiring at various times beginning 2008 that can be used to offset future taxable income. These carryforwards are subject to the limitations of the Internal Revenue Code Section 382 in the event of certain changes in the equity ownership of the Company.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the deferred tax asset are as follows at December 31:

	2000	1999

Net operating loss carryforwards	4,410,000	3,153,000
Less: valuation allowance	(4,410,000)	(3,153,000)
Net deferred tax asset	$–	$–

7. Retirement Savings Plan

The Company has a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements.  The plan does not currently allow for Company contributions.

8. Lease Commitment

The Company leases its administrative facilities under an operating lease.  The lease requires monthly rental payments of $8,228 increasing to $8,914 over the life of the lease and their prorata share of operating expenses.  The current lease expires on June 30, 2003, with an option to extend the lease term for an additional five years.  Rent expense, excluding operating expenses, was $96,679 and $92,565 for the years ended December 31, 2000 and 1999.

At December 31, 2000, future minimum lease payments under operating leases are as follows:

2001	$100,793
2002	104,907
2003	53,482
$259,182

9. Employment Agreements

At December 31, 2000, the Company has employment agreements with two employees.  The agreements allow for wage continuation for up to twelve months in the event of a change in control of the Company or termination without cause.

10. Significant Customers

Revenues to three customers were 43%, 32% and 17% of revenues in 2000 and 54%, 32% and 0% of total trade accounts receivable at December 31, 2000.  Revenues to two customers were 52% and 36% of revenues in 1999 and 54% and 41% of total trade accounts receivable at December 31, 1999.

Item 8.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Paul F. Lidsky, 47, joined the Company as President and CEO in September 1997 with 15 years of telecommunication experience.  Prior to this, he served as the Executive Vice President, Strategy and Business Development for Norstan, Inc.  In this position, he was responsible for the development of corporate strategies, market positioning and new business development.  This included the identification of acquisition targets and leadership of Norstan’s acquisition teams.  His prior positions with Norstan included Executive Vice President-Norstan Integration Services, Vice President of Sales and General Manager of the Ohio Branch.  Mr. Lidsky was a Product Manager with Electronic Engineering Company when it was acquired by Norstan, Inc. in 1985.  Mr. Lidsky is on the Board of Directors for Datalink Corporation.

Kaye R. O’Leary, 41, joined the Company as Vice President, Chief Financial Officer in April 2000, bringing with her over 15 years of extensive financial management and business planning experience.  Prior to joining OneLink, Ms. O’Leary was Vice President of Business Planning for Carlson Companies, Inc.  From 1988-92, she held management positions with Dallas-based A.H. Belo Corporation, including Controller for WFAA Television, Inc. and Manager of Corporate Financial Planning and Analysis.  Ms. O’Leary also serves on the Board of Directors for the Girl Scout Council of Greater Minneapolis.

The information required by Item 9 relating to election of directors and compliance with 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” respectively, which appear in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 10.    Executive Compensation

The information required by Item 10 is incorporated by reference to the sections labeled “Executive Compensation” and “Compensation of Directors” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The information required by Item 11 is incorporated by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 12.    Certain Relationships and Related Transactions

During December 1999, the Company sold 113,426 shares of unregistered common stock to Gregory Mohn and received a stock subscription receivable for $226,852 from Mr. Mohn, an officer of the Company at that time.  Payments on the stock subscription receivable are payable when payments on the contingent stockholder notes payable, held by Mr. Mohn, are made by the Company.  The outstanding balance on the stock subscription receivable earns interest at 6%.  In addition, Mr. Mohn has pledged 113,426 shares of common stock that he currently owns as collateral for the payment of  his obligations.  During 2000, payments, consisting primarily of interest, of $15,386 were made on this subscription receivable. The principal balances of the subscription receivable were $223,922 and $226,852 as of December 31, 2000 and 1999.

Item 13.    Exhibits and Reports on Form 8-K

(a)  Exhibits
Exhibit
Number	Description
3.1	Articles of Incorporation of the Company, as amended (a)
4.1	1994 Stock Option Plan, as amended (a)
10.1	Stock Option Agreement with Ronald E. Eibensteiner effective September 4, 1996 (b)
10.2	Agreement Between US WEST Communications, Inc. and OneLink Communications, Inc., dated November 11, 1997 [The Company has received confidential treatment for portions of this agreement.] (c)
10.3	Employment Agreement between Paul Lidsky and OneLink Communications, Inc. (c)
10.4	Amendment to Employment Agreement between Paul Lidsky and OneLink, Inc.
10.5	Change in Control Agreement between Kaye O’Leary and OneLink, Inc.
10.6	Stock Option Agreements with Paul Lidsky dated September 2, 1997, and November 19, 1997 (c)
10.7	Agreement Between Cincinnati Bell Telephone Company and OneLink Communications, Inc., dated September 30, 1998 [The Company has received confidential treatment for portions of this agreement.] (d)
23.1	Consent of Virchow, Krause & Company, LLP (f.k.a. Lund Koehler Cox & Arkema, LLP) for fiscal years ending December 31, 1999 and 2000 (e)
24	Power of Attorney (Included on signature page)

(a)	Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-90084C) filed March 7, 1995.
(b)	Incorporated by reference to the Company's Report on Form 10-KSB filed for the fiscal year ended December 31,1996 (File No. 0-25764).
(c)	Incorporated by reference to the Company's Report on Form 10-KSB filed for the fiscal year ended December 31,1997 (File No. 0-25764)
(d)	Incorporated by reference to the Company's Report on Form 10-QSB filed for the quarterly period ended September 30, 1998 (File No. 0-25764).
(e)	Please refer to Part II, Item 7 of this Form 10-KSB.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, OneLink, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

OneLink, Inc.

/s/ Paul F. Lidsky	March 27, 2001
By: Paul F. Lidsky,	Date
President, CEO, & Director

/s/ Kaye R. O’Leary	March 27, 2001
By: Kaye R. O’Leary, V.P. & CFO	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.  Each person whose signature to this report on Form 10-KSB appears below hereby constitutes and appoints Paul F. Lidsky and Ronald E. Eibensteiner, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-KSB and any and all instruments or documents filed as part of or in connection with this report on Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

/s/ Ronald E. Eibensteiner	March 27, 2001
By: Ronald E. Eibensteiner, Chairman of the Board & Director	Date

/s/ Paul F. Lidsky	March 27, 2001
By: Paul F. Lidsky, President,	Date
CEO & Director

/s/ Mark N. Ricca	March 27, 2001
By: Mark N. Ricca, Director	Date

______________	March 27 , 2001
By: Vin Weber, Director	Date

/s/ Tom M. Kieffer	March 27, 2001
By: Thomas M. Kieffer, Director	Date