Form 10-Q
period 2001-03-31
ONELINK INC
filed 2001-05-15
CIK 891389

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25764

OneLink, Inc.
(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1675041 (IRS Employer Identification No.)

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,861,254 shares of common stock outstanding as of May 7, 2001 par value $.01 per share.

    Transitional Small Business Disclosure Format (check one); YES [ ]  NO [X]

OneLink, Inc.
Form 10-QSB
Quarter Ended March 31, 2001

PART I—Financial Information

Item 1. Financial Statements

OneLink, Inc.
Balance Sheets

	March 31, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$811,189	$653,602
Trade accounts receivable, net of allowance for doubtful accounts of $0 in 2001 and 2000	138,477	304,481
Prepaid expenses	146,802	104,401

Total current assets	1,096,468	1,062,484

Property and equipment:
Furniture and equipment	600,945	583,988
TeleSmart equipment	1,045,072	991,531
Product equipment	214,505	214,505
Web based software	745,940	745,940

Total property and equipment	2,606,462	2,535,964
Accumulated depreciation and amortization	(1,797,581)	(1,652,251)

	808,881	883,713

Other assets:
Long-term prepaid expenses	645,636	688,679
Deposits	11,465	11,465

	657,101	700,144

Total assets	$2,562,450	$2,646,341

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$46,315	$115,767
Accrued payroll and related taxes	236,111	162,348
Accrued expenses	183,387	143,297
Deferred revenue	462,593	25,000

Total current liabilities	928,406	446,412

Shareholders' equity:
Common stock, par value $.01 per share, Authorized shares—50,000,000; Issued and outstanding shares: 2001 and 2000—9,861,254	98,612	98,612
Additional paid-in capital	15,515,043	15,515,043
Stock subscription receivable	(223,922)	(223,922)
Accumulated deficit	(13,755,689)	(13,189,804)

Total shareholders' equity	1,634,044	2,199,929

Total liabilities and shareholders' equity	$2,562,450	$2,646,341

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Operations

(unaudited)

	Three months ended March 31,
	2001	2000
Revenues
TeleSmart	$268,633	$280,627
Consulting	223,794	173,112
Product/Set-up fees	5,555	33,730
Customer Service	32,758	33,000

Total Revenues	530,739	520,470
Cost of revenues	305,952	300,055

Gross profit	224,787	220,415

Operating expenses:
Selling	134,515	123,570
General and administrative	472,584	477,906
Research and product development	190,913	526,405

Total operating expenses	798,012	1,127,881

Operating loss	(573,225)	(907,466)
Interest income	7,340	46,806
Interest expense	0	0
Other income	0	50

Net loss	$(565,885)	$(860,610)

Net loss per common share:
Basic and Diluted	$(0.06)	$(0.09)

Weighted average number of shares outstanding (Basic and Diluted)	9,861,254	9,516,027

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2001	2000
Operating activities:
Net loss	$(565,885)	$(860,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,330	212,065
Warrants issued for services	0	10,260
Net gain on sale of property and equipment	0	(50)
Changes in operating assets and liabilities:
Accounts receivable, net	166,004	133,548
Computer parts and supplies, net	0	549
Prepaid expenses and deposits	642	17,115
Accounts payable and accrued expenses	44,401	(436,980)
Deferred revenue	437,593	186,538

Net cash provided (used) by operating activities	228,085	(737,565)

Investing activities:
Proceeds from sale of asset	0	50
Purchases of property and equipment	(70,498)	(105,865)

Net cash used in investing activities	(70,498)	(105,815)

Financing activities:
Proceeds from issuance of stock options	0	2,030
Payments on contingent notes payable	0	(2,030)
Proceeds from payment on stock subscription receivable	0	989
Proceeds from warrants excercised	0	318,125
Payments on short-term and long-term notes payable	0	0

Net cash provided by financing activities	0	319,114

Increase (decrease) in cash and cash equivalents	157,587	(524,266)
Cash and cash equivalents at beginning of period	653,602	3,729,970

Cash and cash equivalents at end of period	$811,189	$3,205,704

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$0	$0
Cash paid during the period for taxes	$0	$0
Noncash financing activities:
Increase in accounts receivable for warrants exercised	$0	$0
Common stock issued in exchange for long-term prepaid expense	$0	$860,848

See accompanying notes to financial statements.

OneLink, Inc.

Notes to Financial Statements

March 31, 2001

(unaudited)

Note 1. Summary of Significant Accounting Policies.

Interim Financial Information

    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

    The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Item 2. Management's Discussion and Analysis or Plan of Operations

    The accompanying management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Results of Operations

    The following table sets forth certain Statements of Operations data as a percentage of revenues.

	First Quarter 2001	First Quarter 2000
Revenues	100.0%	100.0%
Cost of revenues	57.6	57.7
Gross profit	42.4	42.3
Operating expenses:
Selling	25.3	23.8
General & administrative	89.0	91.8
Research & product development	36.0	101.1
Total operating expenses	150.3	216.7
Other income	1.4	9.0
Net loss	(106.6)%	(165.4)%

Revenues

    We had revenues of $530,739 for the three months ended March 31, 2001, an increase of $10,269 or 2%, compared to $520,470 for the three months ended March 31, 2000. This result was due to an increase of approximately $51,000 in revenues for our consulting line of business, arising from the implementation of our TeleSmart services for an additional Incumbent Local Exchange Carrier (an "ILEC"). The increase in consulting revenues was offset by decreases in our Product/Set-up fees revenues of approximately $28,200 and in our TeleSmart revenues of approximately $12,000. Product revenues for the first quarter of 2000 were higher due to one-time conversion fees that arose from the migration of our customers' end users from our software product to our TeleSmart Web product. TeleSmart revenues declined slightly due to discounted rates given to one customer in exchange for marketing efforts to increase future sales.

Cost of Revenues

    Cost of revenues for the three months ended March 31, 2001 were $305,952, an increase of $5,897 or 2%, compared to $300,055 for the three months ended March 31, 2000. The increase was a result of increased consulting costs by approximately $13,000. Consulting costs rose as a result of increased personnel expenses for integration work related to implementing TeleSmart for an additional ILEC customer. This increase was offset by overall decreased cost of revenues for Product/Set-up fees by approximately $4,000 and for TeleSmart by approximately $4,000. As a result of our diminished reliance on external consultants, Product/Set-up fees' costs and TeleSmart's costs decreased by approximately $36,000. However, personnel costs increased by approximately $19,000 due to additional internal employees. We do not anticipate significant costs for external consultants in 2001. Compared to the first quarter of 2000, our TeleSmart distribution costs for the first quarter of 2001 decreased by approximately $13,000 with the discontinuance of our paper, disk, and software products at the end of 2000. However, maintenance fees for our systems increased by approximately $18,000 in the first quarter of 2001 compared to the first quarter of 2000.

    Our gross profit for the three months ended March 31, 2001 was $224,787, an increase of $4,372 or 2%, compared to $220,415 for the three months ended March 31, 2000. Our gross profit as a percentage of revenue, of approximately 42%, remained unchanged from the first quarter of 2000.

Selling Expenses

    We had selling expenses of $134,515 for the three months ended March 31, 2001. This was an increase of $10,945 or 9%, compared to $123,570 for the three months ended March 31, 2000. We have been focusing on new marketing strategies aimed at end users of our product in an attempt to increase the visibility and use of our products. As a result, our marketing expenses increased by approximately $60,000 for the first quarter of 2001 compared to the first quarter of 2000. We anticipate our marketing expenses to be higher than 2000 levels for at least the first half of 2001. Offsetting the increase in marketing expenses were generally lower costs for personnel and consulting.

General and Administrative Expenses

    We had general and administrative expenses of $472,584 for the three months ended March 31, 2001. This was a decrease of $5,322 or 1%, compared to $477,906 for the three months ended March 31, 2000. Professional fees decreased for the first quarter of 2001. This was a result of lower legal fees of approximately $41,000 and lower consulting fees of approximately $10,000. However, personnel costs rose by approximately $47,000. This was a result of the change in mix of general and administrative personnel. The mix changed by the reduction of general and administrative personnel who were billable in the first quarter of 2000 to consulting projects or research and development projects and the addition of general and administrative personnel who are not billable to these projects.

Research and Product Development Expenses

    We had research and product development expenses of $190,913 for the three months ended March 31, 2001. This was a decrease of $335,492 or 64%, compared to $526,405 for the three months ended March 31, 2000. This decrease was the result of fewer external consulting costs (approximately $189,000) due to the hiring of three additional employees. These new hires increased personnel expenses by approximately $38,000. In addition, depreciation expenses decreased by approximately $146,000 due to the fact that some of our assets became fully depreciated in the fourth quarter of 2000.

Other Income and Expense

    Interest income for the three months ended March 31, 2001 was $7,340, which represented a decrease of $39,466 or 84% compared to the three months ended March 31, 2000. The decrease is a result of less cash and cash equivalents held by the Company during the three-month period ended March 31, 2001. We had no interest expense for the three months ended March 31, 2001 or for the three months ended March 31, 2000. There was no other non-interest expense or income for the three months ended March 31, 2001 compared to $50 of other non-interest income for the three months ended March 31, 2000.

Net Loss

    The Company incurred a net loss of $565,885 for the three months ended March 31, 2001 compared to a net loss of $860,610 for the three months ended March 31, 2000, which is a decrease of $294,725 or 34%. The decrease in our net loss was attributed mainly to decreased external consulting costs and a reduction in our depreciation expenses.

Liquidity and Capital Resources

    We had cash of $811,189 and working capital of $168,062 as of March 31, 2001. Cash provided by operating activities during the three-month period ended March 31, 2001 was $228,084. Cash used in investing activities was $70,498 for the purchase of property and equipment.

    We are currently in the process of raising additional funds through a private placement of preferred stock. The private placement allows for up to 5,000,000 shares of preferred stock to be issued at a price of $0.50 per share. We expect to close on the private placement in the second quarter of 2001.

    Our management believes that current cash levels and expected revenues from operations, combined with the proceeds from the sale of equity, will be sufficient to support our operating capital needs for the remainder of 2001, assuming we are able to generate sufficient revenues and control expenses. Our management's projections with respect to our ability to meet its working capital requirements during the foreseeable future are based upon: (i) generating sales that exceed the Company's fiscal 2000 sales; and (ii) avoiding any significant increase in expenses. Failure to meet either of these objectives could have a material adverse effect on the Company's business. We will continue to seek additional capital as needed in the future.

    Although we believe we can increase our revenues and improve cash flow, there are no assurances that we will be successful in doing so. In order to obtain additional capital, we may issue equity securities at a price that would result in dilution to existing shareholders. In the event we decide to seek other forms of additional financing, there is no assurance that additional capital will be available to us on acceptable terms, if at all.

Forward Looking Statements

    This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements included herein regarding the marketing efforts in the Revenues section, the external consulting expenses in the Cost of Revenues section, and the anticipated marketing expenses in the Selling Expenses section, and our ability to meet working capital requirements and raise additional funds in the Liquidity and Capital Resources section, as well as other statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward- looking statements. Important factors that may cause such a difference include our possible inability to raise additional funds, long sales cycles for new customers, significant reliance on our current small number of customers, limited number of potential customers, general economic conditions, our reliance on a small number of products, changes in interest rates, increased competition in our market area, technological changes and developments, our reliance on key executives, and increased regulation of the telecommunications industry in general. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 2000 and other recent filings with the Securities and Exchange Commission.

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

ONELINK, INC. (Registrant)
Date: May 9, 2001	BY:	/s/ PAUL F. LIDSKY Paul F. Lidsky President, Chief Executive Officer and Director
	BY:	/s/ KAYE R. O'LEARY Kaye R. O'Leary Vice President and Chief Financial Officer

Exhibit Index

OneLink, Inc.
Form 10-QSB

Exhibit Number	Description
11	Computation of Earnings Per Common Share

QuickLinks

Table of Contents
OneLink, Inc. Balance Sheets
OneLink, Inc. Statements of Operations (unaudited)
OneLink, Inc. Statements of Cash Flows (unaudited)
OneLink, Inc. Notes to Financial Statements March 31, 2001 (unaudited)
SIGNATURES
Exhibit Index