Form 10QSB
period 2001-06-30
ONELINK INC
filed 2001-08-14
CIK 891389

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,861,254 shares of common stock outstanding as of August 6, 2001, par value $.01 per share.

    Transitional Small Business Disclosure Format (check one); YES / /  NO /x/

OneLink, Inc.
Form 10-QSB
Quarter Ended June 30, 2001

Table of Contents

PART I—Financial Information

Item 1. Financial Statements

OneLink, Inc.
Balance Sheets

	June 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$550,558	$653,602
Trade accounts receivable, net of allowance for doubtful accounts of $0 in 2001 and 2000	266,264	304,481
Prepaid expenses	63,521	104,401

Total current assets	880,343	1,062,484

Property and equipment:
Furniture and equipment	601,007	583,988
TeleSmart equipment	1,055,454	991,531
Product equipment	214,505	214,505
Web based software	745,940	745,940

Total property and equipment	2,616,906	2,535,964
Accumulated depreciation and amortization	(1,947,406)	(1,652,251)

	669,500	883,713

Other assets:
Long-term prepaid expense, net of amortization	602,594	688,679
Deposits	11,465	11,465

	614,059	700,144

Total assets	$2,163,902	$2,646,341

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$28,506	$115,767
Accrued payroll and related taxes	200,591	162,348
Accrued expenses	145,867	143,297
Deferred revenue	299,356	25,000

Total current liabilities	674,320	446,412

Shareholders' equity:
Series A Preferred stock, par value $.01 per share, Authorized shares — 1,400,000; Issued and outstanding shares: 2001 and 2000 — 1,320,000 and 0, respectively	13,200	0
Common stock, par value $.01 per share, Authorized shares — 50,000,000; Issued and outstanding shares: 2001 and 2000 — 9,861,254	98,612	98,612
Additional paid-in capital	16,117,676	15,515,043
Stock subscription receivable	(223,922)	(223,922)
Accumulated deficit	(14,515,984)	(13,189,804)

Total shareholders' equity	1,489,582	2,199,929

Total liabilities and shareholders' equity	$2,163,902	$2,646,341

See accompanying notes to financial statements.

OneLink, Inc.
Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues
TeleSmart	252,064	278,559	520,697	559,186
Consulting	94,319	199,274	318,113	372,386
Product/Set-up fees	9,575	38,169	15,130	71,900
Customer Service	32,312	33,000	65,069	66,000

Total Revenues	388,270	549,002	919,009	1,069,472
Cost of revenues	266,164	289,780	572,116	589,835

Gross profit	122,106	259,222	346,893	479,637

Operating expenses:
Selling	189,239	127,290	323,753	250,861
General and administrative	496,633	535,243	969,217	1,013,149
Research and product development	203,039	486,285	393,953	1,012,689

Total operating expenses	888,911	1,148,818	1,686,923	2,276,699

Operating loss	(766,805)	(889,596)	(1,340,030)	(1,797,062)
Interest income	6,510	35,675	13,850	82,481
Other income	0	0	0	50

Net loss	$(760,295)	$(853,921)	$(1,326,180)	$(1,714,531)

Net loss per common share:
Basic and Diluted	$(0.08)	$(0.09)	$(.13)	$(0.18)

Weighted average number of shares outstanding (Basic and Diluted)	9,861,254	9,693,858	9,861,254	9,604,943

See accompanying notes to financial statements.

OneLink, Inc.
Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2001	2000
Operating activities:
Net loss	$(1,326,180)	$(1,714,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295,155	457,819
Warrants issued for services	0	10,260
Net gain on sale of property and equipment	0	(50)
Changes in operating assets and liabilities:
Accounts receivable, net	38,217	185,053
Computer parts and supplies, net	0	369
Prepaid expenses and deposits	126,965	1,081
Accounts payable and accrued expenses	(46,448)	(481,282)
Deferred revenue	274,356	85,857

Net cash used in operating activities	(637,935)	(1,455,424)

Investing activities:
Proceeds from sale of property and equipment	0	50
Purchases of property and equipment	(80,942)	(682,177)

Net cash used in investing activities	(80,942)	(682,127)

Financing activities:
Proceeds from issuance of stock options	0	9,255
Payments on contingent notes payable	0	(9,255)
Proceeds from payment on stock subscription receivable	0	4,507
Proceeds from warrants exercised	0	322,125
Proceeds from issuance of Series A preferred stock, net	615,833	0

Net cash provided by financing activities	615,833	326,632

Decrease in cash and cash equivalents	(103,044)	(1,810,919)
Cash and cash equivalents at beginning of period	653,602	3,729,970

Cash and cash equivalents at end of period	$550,558	$1,919,051

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$0	$0
Cash paid during the period for taxes	$0	$0
Noncash financing activity:
Common stock issued in exchange for long-term prepaid expense	$0	$860,848

See accompanying notes to financial statements.

OneLink, Inc.
Notes to Financial Statements
June 30, 2001
(unaudited)

Note 1. Summary of Significant Accounting Policies.

Interim Financial Information

    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements and related notes should be read in conjunction with our audited financial statements, and notes thereto, for the fiscal year ended December 31, 2000, included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

    The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

    During the second quarter of 2001, the Company issued 1,320,000 shares of Series A Preferred Stock, $.01 par value, for $0.50 per share. Net proceeds of this issuance were $615,833 [see Part II, Item 2-page 10].

Item 2. Management's Discussion and Analysis or Plan of Operations

    The accompanying management's discussion and analysis of our financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited financial statements, and notes thereto, for the fiscal year ended December 31, 2000, included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

Results of Operations

    The following table sets forth certain Statements of Operations data as a percentage of revenues.

	Second Quarter 2001	Second Quarter 2000	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.6	52.8	62.3	55.2
Gross profit	31.4	47.2	37.7	44.8
Operating expenses:
Selling	48.7	23.0	35.2	23.4
General & administrative	127.9	97.5	105.5	94.7
Research & product development	52.3	88.5	42.9	94.7
Total operating expenses	228.9	209.2	183.6	212.8
Other income	1.7	6.5	1.5	7.7
Net loss	(195.8)%	(155.5)%	(144.3)%	(160.3)%

Revenues

    Revenues for the second quarter 2001 were $388,270 compared to $549,002 for the second quarter of 2000. This was a decrease of $160,732 or 29%. In 2001, year-to-date revenues were $919,009, a decrease of $150,463 or 14% compared to 2000 year-to-date revenues of $1,069,472. The decrease in revenues is a result of fewer consulting projects done for existing customers in 2001. Consulting revenues for the second quarter of 2001 were related to project work necessary to install TeleSmart for a third Incumbent Local Exchange Carrier ("ILEC"). TeleSmart revenues declined mainly due to the discontinuance of the report delivery by paper and disk methods in the fourth quarter of 2000. These methods were discontinued due to their low use and gross margins. Another factor in the decreased TeleSmart revenues for 2001 was a discounted rate given to an ILEC customer in exchange for marketing efforts to increase future sales. Product/set-up fee revenues also declined in 2001 because 2000 revenues included nonrecurring revenue associated with the migration of two customers' end users from the software product to the TeleSmart Web, which had been recently introduced.

Cost of Revenues

    The cost of revenues for the second quarter of 2001 was $266,164, a decrease of $23,616 or 8% compared to $289,780 for the second quarter of 2000. Year-to-date cost of revenues for 2001 decreased to $572,116 from $589,835 in 2000. This was a decrease of $17,719 or 3%. The decrease in cost of sales was mainly due to the reduction of external consulting costs by approximately $77,000 from the same period in 2000. This reduction was offset by increased personnel costs in 2001 of approximately $80,000. Cost of revenues was also reduced by approximately $43,000 due to the discontinuance of the paper and disk delivery methods in the fourth quarter of 2000. Maintenance fees for the first six months of 2001 increased approximately $23,000 compared to the first six months of 2000 due to changes made in our technology platform in the second quarter of 2000, which did not have a significant impact during the 2000 period.

    Our gross profit margin decreased to 31% for the three months ended June 30, 2001 from 47% for the three months ended June 30, 2000. For the six months ended June 30, 2001, our gross profit margin was 38% compared to 45% for the six months ended June 30, 2000. The decrease was mainly a result of reduced margins for the consulting line of business, which had higher personnel costs in 2001, and decreased revenues for the product/set-up fees.

Selling Expenses

    Selling expenses for the second quarter of 2001 were $189,239, an increase of $61,949 or 49%, compared to $127,290 for the second quarter of 2000. Year-to-date selling expenses for 2001 were $323,753 compared to $250,861 for the year-to-date 2000, an increase of $72,892 or 29%. This increase is mainly a result of additional expenses for external consultants and the creative and production work for the direct mail campaign, which was executed in the second quarter of 2001. Year-to-date marketing expenses increased approximately $161,000. However, the increase in marketing expenses is not expected to continue into the remainder of 2001. Offsetting the increase in marketing expenses were reductions in personnel costs of approximately $44,000, travel expenses of approximately $18,000, personnel search costs of approximately $17,000, and public relations expenses of approximately $8,000 compared to year-to-date 2000.

General and Administrative Expenses

    General and administrative expenses for the second quarter of 2001 were $496,633 compared to $535,243 for the second quarter of 2000, a decrease of $38,610 or 7%. Year-to-date general and administrative expenses were $969,217 compared to $1,013,149 for the same period in 2000, a decrease of $43,932 or 4%. The year-to-date decrease from 2000 mainly resulted from reductions in external consulting costs of approximately $80,000 due to less need to outsource work, and reductions in legal expenses of approximately $41,000. We also reduced general and administrative expenses by approximately $43,000 by reducing costs for training expenses, shareholder relations and filing fees, office expenses, and personnel costs. However, increased depreciation expenses of approximately $125,000 for general and administrative expenses offset these reductions. The increase in depreciation was due to improvements made in the infrastructure of our systems and additional equipment for new customers in the second quarter of 2000. Therefore, we recognized a full six months of depreciation in 2001 compared to only a few months depreciation in 2000. We do not anticipate having to purchase significant amounts of equipment for the remainder of 2001.

Research and Product Development Expenses

    Research and product development expenses for the second quarter of 2001 were $203,039 compared to $486,285 for the second quarter of 2000, a decrease of $283,246 or 58%. Year-to-date 2001 research and product development expenses were $393,953 compared to $1,012,689 for the same period in 2000, a decrease of $618,736 or 61%. Reduced external consulting costs of approximately $367,000 and depreciation expenses of approximately $293,000 were the main causes of this decrease. The reduction of external consulting costs was a result of hiring additional employees to handle the work internally. The cost reductions were partially offset by an increase in personnel expenses of approximately $54,000 resulting from the employee hirings. The reduced depreciation expense was a result of assets becoming fully depreciated in the fourth quarter of 2000.

We also reduced travel and training costs by approximately $11,000. The expenses for research and product development are expected to decrease significantly due to a recent restructuring. In the restructuring, we moved our focus from the product development phase and into deploying and supporting TeleSmart Web. As a result, we eliminated some research and development positions.

Other Income and Expense

    Interest income for the second quarter of 2001 was $6,510, a decrease of $29,165 or 82% compared to $35,675 for the second quarter of 2000. For the six months ended June 30, 2001, interest income was $13,850, a decrease of $68,631 or 83%, compared to the same period in 2000. The decrease was a result of lower cash and cash equivalents held during the three and six-month periods ended June 30, 2001. We had no interest expense in 2001 or 2000.

Net Loss

    We incurred a net loss of $760,295 for the second quarter of 2001 compared to a net loss of $853,921 for the second quarter of 2000, a decrease of $93,626 or 11%. For 2001 year- to-date, we incurred net losses of $1,326,180 compared to $1,714,531 for 2000 year-to-date, which represents a decrease of $388,351 or 23%. The decrease in our net loss resulted from decreased operating and depreciation expenses.

Liquidity and Capital Resources

    We had cash of $550,558 and working capital of $206,023 as of June 30, 2001. Cash used in operating activities during the six-month period ended June 30, 2001 was $637,935. Cash used in investing activities was $80,942 for the purchase of property and equipment.

    In the second quarter of 2001, we completed the private placement of 1,320,000 shares of our Series A Preferred Stock for a total sale price of $660,000. See Part II, Item 2.

    Our management is striving to have current cash levels, with additional revenues to be generated from operations, support our operating capital needs for the next twelve months. In the event that we are unable to do so, we will need to raise additional capital through either debt or equity financing. In our efforts to have our cash support the business for the next twelve months, we will need to generate additional revenues and control expenses. In July 2001, we went through a restructuring, which included eliminating nine full-time positions within the organization. Our projections with respect to our ability to meet our working capital requirements are based upon: (i) generating sales that maintain our fiscal 2000 sales; and (ii) avoiding any significant increase in expenses. Failure to meet either of these objectives could have a material adverse effect on our business.

    Although we believe we can maintain our revenues and improve our cash flow, there are no assurances that we will be successful in doing so. In the event we decide to seek additional financing, there is no assurance that additional capital will be available to us on acceptable terms, if at all. In order to obtain additional capital, we may issue equity securities at a price that would result in dilution to existing shareholders.

Forward Looking Statements

    This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements included herein regarding the expected marketing expenses in the Selling Expenses section, the expected decline in property and equipment purchases in the General and Administrative Expenses section, the expected decrease in research and product development expenditures in the Research and Product Development Expenses section, and our ability to meet working capital requirements or raise additional capital in the Liquidity and Capital Resources section, as well as other statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include our possible inability to raise additional funds, long sales cycles for new customers, significant reliance on our current small number of customers, limited number of potential customers, general economic conditions, our reliance on a small number of products, changes in interest rates, increased competition in our market area, technological changes and developments, our reliance on key executives, and increased regulation of the telecommunications industry in general. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 2000 and other recent filings with the Securities and Exchange Commission.

PART II—Other Information

Item 1. Legal Proceedings

    We are not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

  Recent Sales of Unregistered Securities

    On June 5, 2001, the Company sold 1,320,000 shares of a new class of preferred stock designated as Series A Preferred Stock (the "Preferred Stock") for a total offering price of $660,000. The Company paid no commissions. The Company sold the Preferred Stock in a private offering to 18 accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The holders of Preferred Stock may convert their shares into the Company's common stock at their election at a ratio of one share of common stock for each share of Preferred Stock, subject to adjustment. The Preferred Stock's rights, preferences, and privileges include (1) the sharing of any dividends on an as-if-converted basis, and (2) a liquidation preference entitling the holders of the Preferred Stock to a return of their investment plus all accrued or declared but unpaid dividends. Collectively, the holders of the Preferred Stock are entitled to receive their liquidation preference prior to the disbursement of any funds to the holders of common stock following a merger, sale of all or substantially all of the Company's assets, a reorganization in which control of the Company is transferred, or a liquidation or winding up of the Company's affairs. If there are any assets of the Company available for distribution to the holders of common stock after the payment of the liquidation preference to the holders of Preferred Stock, the holders of Preferred Stock will share in any such distribution on an as-if-converted basis. The Preferred Stock has voting rights on an as-if converted basis. The Company has agreed to file a registration statement with the U.S. Securities and Exchange Commission covering all common stock issuable upon conversion of the Preferred Stock within 120 days of June 29, 2001.

Item 3. Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of the Shareholders of the Company was held on May 23, 2001. At the Annual Meeting, all of management's nominees for directors were elected with the following vote:

	Shares Voted "For"	Shares Voted "Withhold Authority For"
Ronald E. Eibensteiner	6,422,563	69,750
Paul F. Lidsky	6,422,563	69,750
Vin Weber	6,422,563	69,750
Thomas M. Kieffer	6,422,563	69,750
Mark N. Ricca	6,422,563	69,750

    The shareholders also approved the appointment of Virchow, Krause & Company, LLP as independent public accountants for the current fiscal year by a vote of 6,445,313 shares in favor, 8,000 shares against, and 39,000 shares abstaining.

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

3.
Certificate of Designation for Series A Preferred Stock

11.
Computation of net income (loss) Per Common Share

(b)
Reports on Form 8-K

The Company filed a current report on Form 8-K on April 24, 2001. The report disclosed the Company's Shareholder Letter mailed with the Company's 10-KSB on approximately April 23, 2001 to the shareholders of record as of April 11, 2001.

OneLink, Inc.

SIGNATURES

    Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONELINK, INC. (Registrant)
Date: August 12, 2001	BY:	/s/ PAUL F. LIDSKY President, Chief Executive Officer and Director
	BY:	/s/ KAYE R. O'LEARY Vice President and Chief Financial Officer

Exhibit Index

OneLink, Inc.
Form 10-QSB

Exhibit Number	Description

3.	Certificate of Designation for Series A Preferred Stock
11	Computation of net loss per Common Share

QuickLinks

OneLink, Inc. Form 10-QSB Quarter Ended June 30, 2001 Table of Contents
PART I—Financial Information
  Item 1. Financial Statements
OneLink, Inc. Balance Sheets
OneLink, Inc. Statements of Operations (unaudited)
OneLink, Inc. Statements of Cash Flows (unaudited)
OneLink, Inc. Notes to Financial Statements June 30, 2001 (unaudited)
  Item 2. Management's Discussion and Analysis or Plan of Operations
PART II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Not Applicable.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Not Applicable
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index