Form 10QSB
period 2001-09-30
ONELINK INC
filed 2001-11-14
CIK 891389

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,861,254 shares of common stock outstanding as of November 9, 2001, par value $.01 per share.

    Transitional Small Business Disclosure Format (check one); Yes / /  No /x/

OneLink, Inc.
Form 10-QSB
Quarter Ended September 30, 2001

PART I—Financial Information

Item 1. Financial Statements

OneLink, Inc.
Balance Sheets

	September 30, 2001 (unaudited)	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$331,127	$653,602
Trade accounts receivable, net of allowance for doubtful accounts of $0 in 2001 and 2000	107,724	304,481
Prepaid expenses	77,900	104,401

Total current assets	516,751	1,062,484

Property and equipment:
Furniture and equipment	600,643	583,988
TeleSmart equipment	1,057,935	991,531
Product equipment	214,505	214,505
Web based software	745,940	745,940

Total property and equipment	2,619,023	2,535,964
Accumulated depreciation and amortization	(2,096,602)	(1,652,251)

	522,421	883,713

Other assets:
Long-term prepaid expense, net of amortization	559,551	688,679
Deposits	11,465	11,465

	571,016	700,144

Total assets	$1,610,188	$2,646,341

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$33,521	$115,767
Accrued payroll and related taxes	146,486	162,348
Accrued expenses	161,833	143,297
Deferred revenue	149,701	25,000

Total current liabilities	491,541	446,412

Shareholders' equity:
Series A Preferred stock, par value $.01 per share, Authorized shares—1,400,000; Issued and outstanding shares: 2001 and 2000—1,320,000 and 0, respectively	13,200	0
Common stock, par value $.01 per share, Authorized shares—50,000,000; Issued and outstanding shares: 2001 and 2000—9,861,254	98,612	98,612
Additional paid-in capital	16,116,976	15,515,043
Stock subscription receivable	(223,922)	(223,922)
Accumulated deficit	(14,886,219)	(13,189,804)

Total shareholders' equity	1,118,647	2,199,929

Total liabilities and shareholders' equity	$1,610,188	$2,646,341

See accompanying notes.

OneLink, Inc.
Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues:
TeleSmart	243,747	$281,919	764,444	$841,105
Consulting	73,750	248,279	391,863	620,665
Product/Set-up fees	9,655	20,265	24,785	92,165
Customer Service	35,149	33,000	100,218	99,000

Total Revenues	362,301	583,462	1,281,310	1,652,934
Cost of revenues:
TeleSmart	106,941	149,701	321,070	409,269
Consulting	51,792	139,561	206,422	262,412
Product/Set-up fees	60,274	55,849	195,939	200,670
Customer Service	33,957	31,788	101,649	94,384

Total cost of revenues	252,964	376,899	825,080	966,734

Gross profit	109,337	206,563	456,230	686,200

Operating expenses:
Selling	29,684	124,087	353,438	374,948
General and administrative	391,881	491,717	1,361,098	1,504,866
Research and product development	31,826	454,353	425,778	1,467,042
Restructuring fees	29,906	0	29,906	0

Total operating expenses	483,297	1,070,157	2,170,220	3,346,856

Operating loss	(373,960)	(863,594)	(1,713,990)	(2,660,656)
Interest income	3,725	24,901	17,575	107,382
Other income	0	0	0	50

Net loss	$(370,235)	$(838,693)	$(1,696,415)	$(2,553,224)

Net loss per common share:
Basic and Diluted	$(0.04)	$(0.09)	$(.17)	$(0.26)

Weighted average number of shares outstanding (Basic and Diluted)	9,861,254	9,781,673	9,861,254	9,664,283

See accompanying notes.

OneLink, Inc.
Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2001	2000
Operating activities:
Net loss	$(1,696,415)	$(2,553,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	444,457	752,640
Warrants issued for services	0	103,427
Net gain on sale of property and equipment	0	(50)
Changes in operating assets and liabilities:
Accounts receivable, net	196,757	82,137
Computer parts and supplies, net	0	1,402
Prepaid expenses and deposits	155,629	75,104
Accounts payable and accrued expenses	(79,572)	(574,042)
Deferred revenue	124,701	(41,432)

Net cash used in operating activities	(854,443)	(2,154,038)

Investing activities:
Proceeds from sale of property and equipment	257	50
Purchases of property and equipment	(83,422)	(769,298)

Net cash used in investing activities	(83,165)	(769,248)

Financing activities:
Proceeds from issuance of stock options	0	11,593
Payments on contingent notes payable	0	(11,593)
Proceeds from payment on stock subscription receivable	0	5,646
Proceeds from warrants exercised	0	458,125
Proceeds from issuance of Series A preferred stock, net	615,133	0

Net cash provided by financing activities	615,133	463,771

Decrease in cash and cash equivalents	(322,475)	(2,459,515)
Cash and cash equivalents at beginning of period	653,602	3,729,970

Cash and cash equivalents at end of period	$331,127	$1,270,455

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$0	$0
Cash paid during the period for taxes	$0	$0
Noncash financing activity:
Common stock issued in exchange for long-term prepaid expense	$0	$860,848

See accompanying notes.

OneLink, Inc.
Notes to Financial Statements
September 30, 2001
(unaudited)

Note 1. Summary of Significant Accounting Policies.

Interim Financial Information

    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements and related notes should be read in conjunction with our audited financial statements, and notes thereto, for the fiscal year ended December 31, 2000, included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

    The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Revenue Recognition

    Revenue for services is recognized at the end of each month in which services are provided. Revenue for product sales is recorded upon shipment. Revenue on certain contracts may require revenue recognition under contract accounting rules, whereby revenue is recognized on a percentage of completion basis. Billings in excess of costs and estimated earnings are included in deferred revenue. The Company ensures that the transactions comply with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC). In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101, as amended, sets forth the SEC staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore, believes that the issuance of this bulletin did not have a material impact on these financial statements. The Company adopted SAB No. 101 during the year ended December 31, 2000 and the effect of adoption was not material to the financial statements.

Impact of Recently Issued Accounting Standards

    Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the dervative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS No. 141 will not have a material effect on the Company's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 142 will not have a material effect on the Company's financial position or results of operations.

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

Results of Operations

    The following table sets forth certain Statements of Operations data as a percentage of revenues.

	Third Quarter 2001	Third Quarter 2000	Nine Months Ended 2001	Nine Months Ended 2000
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.8	64.6	64.4	58.5
Gross profit	30.2	35.4	35.6	41.5
Operating expenses:
Selling	8.2	21.2	27.6	22.7
General & administrative	108.2	84.3	106.2	91.0
Research & product development	8.8	77.9	33.2	88.8
Restrucuring Fees	8.2	0.0	2.3	0.0
Total operating expenses	133.4	183.4	169.4	202.5
Other income	1.0	4.3	1.4	6.5
Net loss	(102.2)%	(143.7)%	(132.4)%	(154.5)%

Revenues

    Revenues for the third quarter ended September 30, 2001 were $362,301 compared to $583,462 for the same period in 2000, a $221,161 decrease. The main decrease in revenues for the third quarter was a reduction in our consulting line of business. Consulting revenues resulting from the execution of system integration projects for new customers were reduced by approximately $157,000 in 2001. There was also a decrease in consulting work done for existing customers by approximately $16,000. TeleSmart revenues declined in the third quarter of 2001 compared to 2000 by approximately $19,000 due to a current customer discontinuing the use of one of our services designed to provide statistical formatted data on telecommunications network usage. We also had a reduction in revenues by approximately $12,000 due to the discontinuation of report distribution by paper and disc methods at the end of 2000. Product/set-up fees were reduced in the third quarter of 2001 by approximately $12,500 due to one-time fees for the creation of product demos for a customer, which occurred in 2000 but did not recur in 2001.

    Year-to-date revenues in 2001 were $1,281,310 compared to $1,652,934 in 2000, a $371,624 decrease. Year-to-date revenues declined $228,802 in the consulting line of business. This decrease was partially a result of existing customers reducing their consulting projects in 2001 by approximately $171,000. Consulting revenues from the system integration work needed to support new customers were also reduced by approximately $51,000 in 2001 compared to 2000. The TeleSmart line of business revenues for 2001 declined $76,661 compared to 2000. Over half of this decline (approximately $43,000) was the result of the discontined distribution of reports by paper and diskette. This decline was also a result of the discontinued use of our services for telecommunication network statistics collection by approximately $30,000. In addition, TeleSmart revenues were also decreased as a result of one customer electing to prepay their contractual minimum monthly payments in February in exchange for a 6% cash prepayment discount on their monthly minimum obligation for 2001. Product/set-up fees were down for the year as a result of one-time events that occurred in 2000. These events included such items as the creation of c.d. based product demos for approximately $37,000 and the migration of customers from the software product to the web product for approximately $24,000.

    We do not anticipate the downward trend in our revenue growth from 2000 to 2001 to continue into 2002. In an effort to increase revenues for the future we have been working on creating new products for our customers' use that are complements or lead-ins to our current services. We are also expecting to launch a third Incumbent Local Exchange Carrier by the first quarter of 2002.

Cost of Revenues

    Cost of revenues for the third quarter ended September 30, 2001 were $252,964 compared to $376,899 for the same period in 2000, a decrease of $123,935. This decrease was primarily caused by a reduction in expenses for the consulting line of business. The cost of revenues related to the consulting line of business declined by $87,769. The decreased use of external consultants resulted in lower expenses for the consulting line of business by approximately $69,000. We also had lower personnel expenses of approximately $19,000 in this area due to the staff reallocation from consulting projects to operational process support. These costs decreased due to fewer consulting projects in 2001. The TeleSmart line of business also had lower expenses by $42,760 for the third quarter of 2001 compared to the third quarter of 2000. The decrease was a result of lower external consulting costs by approximately $41,000, which was off-set by increased personnel costs of approximately $25,000 as a result of using more internal labor for the product. We also had decreased expenses for distribution costs of approximately $16,500 due to the discontinuance of the paper and diskette delivery methods. Maintenance fees also decreased approximately $8,000.

    Year-to-date cost of revenues were $825,080 compared to $966,734 for the same period in 2000, a reduction of $141,654. The reduced cost of revenues was a result of declining costs for the TeleSmart line of business. Costs decreased approximately $103,000 due to less use of external consultants somewhat off-set by increased use of internal personnel. Personnel costs increased approximately $49,000. Distribution costs declined $44,000 due to the discontinuance of the paper and diskette delivery methods. Consulting cost of revenues were reduced by $55,990. This reduction was a result of lower external consulting costs by approximately $71,000, which was off-set by increased personnel costs of approximately $17,000.

    We expect the lower use of external consultants to continue through the next 12 months. This is due to fewer consulting projects and our belief that our internal staff is able to handle any additional projects that may arise. However, should some of the anticipated new projects be implemented on a tighter time-line or in a larger scale than anticipated this would have a negative impact on our expenses. TeleSmart personnel costs may increase slightly due to the fact that the company has moved from a development phase into an operational phase. Therefore, more internal employees will be focusing their efforts on maintaining and improving the current products. However, we do not expect the need to add additional personnel for this purpose.

Gross Profit Margin

    Our gross profit margin decreased to 30% for the three months ended September 30, 2001 from 35% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, our gross profit margin was 36% compared to 42% for the nine months ended September 30, 2000. The declining gross profit margin was a result of lower margin consulting projects being done in 2001 compared to 2000. However, the decreased margins for the consulting line of business was off-set by increased margins for our TeleSmart line of business. This increase was a result of using more internal labor and fewer external consultants to deliver our services. The decline in the product/set-up fees line of business was a result of the reduced one-time revenues and increased costs for changes needed in the delivery systems.

    With anticipated additional business, including the anticipated launch of another Incumbent Local Exchange Carrier, we expect our gross profit margin to increase. In our TeleSmart and Product/Set-up fees lines of business many of our costs are either fixed or do not increase proportionately with our revenues.

Selling Expenses

    Selling expenses for the third quarter of 2001 were $29,684 compared to $124,087 for the same period in 2000, a decrease of $94,403. This decrease was a result of lower marketing consulting fees in the third quarter of 2001. We market, sell, and distribute our services to Incumbent Local Exchange Carriers. Our customers, in turn market, sell, and distribute our services under their private brand to their retail customers. In the third quarter of 2000, we had increased spending by approximately $76,000 to help in the development of new marketing strategies and campaigns, which were designed to enable us to gain greater control of the marketing and promotion of our services to retail customers. This strategy was tested in the second quarter of 2001. The response to this trial direct marketing campaign was not strong enough to demand a continuation of this marketing strategy at this time. Although, the company may test additional marketing strategies in the future, the expenses related to the new marketing efforts are not expected to continue in the remainder of 2001. We also had a decrease in the third quarter of 2001 for public relations expenses of approximately $12,000 since we were not undergoing any public relations efforts this year. In addition, we had a decrease of approximately $6,000 since we did not incur any prospecting fees in 2001 related to the acquisition of new customers. It is our belief the selling expenses for the fourth quarter will remain the same.

    Year-to-date selling expenses for 2001 were $353,438 compared to $374,948 for the same period in 2000, a decrease of $21,510. This decrease was a result of lower personnel costs of approximately $38,000 due to reduced headcount in the sales area. We also had reduced travel and entertainment expenses of approximately $27,000. Off-setting these decreases was an increase in expenses related to the development of new marketing strategies and campaigns tested in the second quarter of 2001 by approximately $43,000.

General and Administrative Expenses

    General and administrative expenses for the third quarter ended September 30, 2001 were $391,881 compared to $491,717 for the same period in 2000, a decrease of $99,836. This decrease was a result of lower professional fees, which included reductions in employment search fees by approximately $74,000 and consulting fees for internal computer systems of approximately $16,000. These reductions were off-set by higher legal fees of approximately $34,000. We also had a reduction in personnel expense by approximately $39,000 due to reduced headcount in comparison to the third quarter of 2000 and lower travel expenses by approximately $9,000.

    Year-to-date general and administrative expenses for 2001 were $1,361,098 compared to $1,504,866 for the same period in 2000, a decrease of $143,768. This decrease in expenses was a result of lower professional fees, including reductions in employment search fees of approximately $75,000, consulting fees of approximately $96,000, and legal fees of approximately $7,000. We also reduced our personnel expenses by approximately $47,000, training expenses by approximately $17,000, travel and entertainment expenses by approximately $13,000, and office expenses by approximately $12,000. These decreases were off-set by increased expenses in depreciation of approximately $132,000.

Research and Product Development Expenses

    Research and product development expenses for the third quarter ended September 30, 2001 were $31,826 compared to $454,353 for the same period in 2000, a decrease of $422,527. This decrease was partially a result of the company restructuring as we moved from a development phase into an operation phase in July 2001. This change created a reduction of personnel costs by approximately $135,000 for the third quarter of 2001 compared to 2000. Other major changes in this area included a reduction of depreciation by approximately $152,000 due to web equipment fully depreciating in 2000 and external consulting costs by approximately $133,000 due to the discontinued use of external consultants.

    Year-to-date research and product development expenses for 2001 were $425,778 compared to $1,467,042 for the same period in 2000, a decrease of $1,041,264. This was mainly due to decreased external consulting costs of approximately $477,000 as we increased use of internal personnel at the beginning of 2001 and discontinued the use of the external consultants. We also had a reduction of personnel costs for the year of approximately $73,000 due to the restructuring. Other expenses reduced in 2001 were depreciation of approximately $445,000 due to web-based software being fully depreciated in 2000.

    It is anticipated that the company will continue to have reduced research and product development expenses. This is due to the shift of the company from a development phase and into an operational phase. We do not anticipate any new hires in this area or the use of external consultants.

Restructuring Fees

    In the three and nine months ended September 30, 2001, we had restructuring fees of $29,906 compared to no restructuring fees in the same periods for 2000. The restructuring fees in 2001 were a result of the company shifting from a developmental phase into an operational phase in July 2001. This shift resulted in the reduction of 9 positions from within the company. As the majority of the development work has been completed on the TeleSmart web technology, fewer personnel resources are needed to implement the technology than were involved in the development of the technology. Fees for the restructuring included severance packages, legal fees and accounting fees. With this shift in the organization, we expect the related personnel expenses to continue for the foreseeable future.

Other Income and Expense

    Interest income for the third quarter ended September 30, 2001 was $3,725 compared to $24,901 for the same period in 2000, a decrease of $21,176. Year-to-date interest income for 2001 was $17,575 compared to $107,382 for the same period in 2000, a decrease of $89,807. The decrease was a result of lower cash and cash equivalents held during the three month and nine month periods ended September 30, 2001 compared to the same periods in 2000.

Net Loss

    We incurred a net loss of $370,235 for the three months ended September 30, 2001 compared to a net loss of $838,693 for the three months ended September 30, 2000, a decrease of $468,458. For the nine months ended September 30, 2001 and 2000, we incurred net losses of $1,696,415 and $2,553,224. The decrease in our net loss was mainly attributed to lower research and product development expenses as noted above.

Impact of Recently Issued Accounting Standards

    Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the dervative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

The adoption of SFAS No. 141 will not have a material effect on the Company's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 142 will not have a material effect on the Company's financial position or results of operations.

Liquidity and Capital Resources

    We had cash of $331,127 and working capital of $25,210 as of September 30, 2001. Cash used in operating activities during the nine-month period ended September 30, 2001 was $854,443. Cash used in investing activities was $83,165 for the purchase of property and equipment. In addition, we have received net proceeds of approximately $615,133 from the private placement completed in the second quarter of 2001.

    Although we do not believe that current cash levels are sufficient to support us through the next twelve months, we are currently pursuing alternative methods of injecting cash into the company either through the means of prepaid revenues from our existing customers or establishing a line of credit with a lender. Management believes that it is likely that we will obtain additional funding from one of these alternatives. In addition, we are expecting the launch of the third Incumbent Local Exchange Carrier by the first quarter of 2002.

    With the launch of an additional customer and either prepaid revenues or establishing a new line of credit, we believe we will have enough cash to support our operating capital needs for the next twelve months assuming we are able to generate sufficient revenues and control expenses. Our projections with respect to our ability to meet our working capital requirements are based upon: (i) generating sales that maintain our third quarter 2001 sales; and (ii) avoiding any significant increase in expenses. Failure to meet either of these objectives or the inability to inject cash into the organization would have a material adverse effect on our business.

    Although we believe we will either receive prepaid revenues or establish a new line of credit, increase our revenues and improve our cash flow, there are no assurances that we will be successful in doing so. If we are unsuccessful in our efforts of receiving either the prepaid revenues or the new line of credit, we have sufficient cash and working capital to operate our business through December 31, 2001. In that event, we would seek additional equity financing to continue operations. There is no assurance that any additional capital will be available to us on acceptable terms, if at all. We may issue equity securities at a price that would result in significant dilution to existing shareholders.

Forward Looking Statements

    This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements included herein regarding the paragraph on expected revenue trends in the Revenues section, the paragraph regarding the lower use of external consultants and increased personnel costs due to the restructuring changes in the Cost of Revenues secdtion, the expected gross profit margin increases in the Gross Profit Margin section, the expected decline in marketing expenses in the Selling Expenses section, the anticipated decline in research and development expenses in the Research and Product Development Expenses section, the anticipated personnel expense levels in the Restructuring Fees section and our ability to meet working capital requirements and raise additional funds in the Liquidity and Capital Resources section, and other statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include our possible inability to raise additional funds, long sales cycles for new customers, significant reliance on our current small number of customers, limited number of potential customers, general economic conditions, our reliance on a small number of products, changes in interest rates, increased competition in our market area, technological changes and developments, our reliance on key executives, and increased regulation of the telecommunications industry in general. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 2000 and other recent filings with the Securities and Exchange Commission.

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

ONELINK, INC. (Registrant)
Date: November 12, 2001	BY:	/s/ PAUL F. LIDSKY President, Chief Executive Officer and Director
	BY:	/s/ KAYE R. O'LEARY Vice President and Chief Financial Officer

Exhibit Index

OneLink, Inc.
Form 10-QSB

Exhibit Number	Description
11	Computation of Net loss Per Common Share

QuickLinks

Table of Contents
  PART I—Financial Information
  Item 1. Financial Statements
OneLink, Inc. Balance Sheets
OneLink, Inc. Statements of Operations (unaudited)
OneLink, Inc. Statements of Cash Flows (unaudited)
OneLink, Inc. Notes to Financial Statements September 30, 2001 (unaudited)
  Item 2. Management's Discussion and Analysis or Plan of Operations
  PART II Other Information
  Item 1. Legal Proceedings
  Items 2. through 5. Not Applicable
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index