Form 10KSB
period 2001-12-31
ONELINK INC
filed 2002-09-13
CIK 891389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-25764

OneLink, Inc.

Minnesota	41-1675041
State of Incorporation	I.R.S. Employer Identification No.

10340 Viking Drive, Suite 150

Eden Prairie, MN 55344

(952) 294-3398

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

Yes  ☐   No  ☒

                Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  ☒

                The Company’s revenues from continuing operations for the fiscal year ended December 31, 2001 totaled $1,639,929.

                The aggregate market value of the common stock held by nonaffiliates of the registrant as of August 5, 2002 was approximately $986.00 based on the average of the closing bid and asked price of the registrant’s common stock on such date.  The number of shares outstanding of the registrant’s common stock, as of September 10, 2002 was 9,861,254.

                Transitional Small Business Issuer Format (Check One):

Yes  ☐   No  ☒

ONELINK, INC.

PART I

Item 1.    Description of Business

General

                OneLink, Inc. (the “Company” or “OneLink”) was incorporated in Minnesota in June 1990.  Prior to July 1, 2002, OneLink provided telecommunications-based business-intelligence services via the Internet.  Our services enabled the production of business-intelligence reports based on caller data of business customers available from telecommunications companies.  The reports included summaries and detail of the data about the location of the businesses’ incoming callers, frequency of calls, number of unanswered calls, busy calls, and similar information.  Incumbent Local Exchange Carriers (referred to in the industry as “ILECs”) provided the data we used to generate the business-intelligence reports.  We sold our service directly to ILECs, primarily targeting the Regional Bell Operating Companies, and the ILECs in turn marketed and sold our services under their own private branding to their own business customers (which we refer to as “end-user customers”), especially small to medium-sized businesses depending on incoming telephone calls to generate revenue (e.g., businesses that rely on reservations, appointments, service calls, etc.).

Proposed Sale of Assets

                On June 28, 2002, the Company entered into an asset purchase agreement with CallVision, Inc., a Washington corporation, pursuant to which the Company has agreed to sell substantially all of its assets to CallVision.  The Company has ceased conducting business operations and has transferred physical possession of its operating assets to CallVision.  The consummation and closing of the asset sale is contingent upon the approval of the Company’s shareholders.

                To date, we have not generated revenues sufficient to break even, and have supported business operations through a combination of borrowings and equity sales.  Important factors in the board of director’s determination to enter into the proposed asset sale included but were not limited to the following:

•                    our inability to continue funding existing operations with our current cash flow

•                    our inability to obtain additional equity or debt financing

•                    our financial projections, which indicated that we could not increase revenues quickly enough to achieve positive cash flow prior to exhausting our working capital

•                    the slowdown in the telecommunications industry resulting from the general economic recession, and the concomitant significant reduction in spending on advertising, marketing and promotion by telephone companies

•                    after seeking strategic partners and/or potential purchasers for our assets, we were unable to find a superior alternative to the proposed sale of assets to CallVision

                Our board of directors believes that the proposed asset sale is in the best interests of OneLink and its shareholders.  Accordingly, our board of directors has unanimously approved the form, terms and provisions of the asset sale; determined that the asset sale is fair to and in the best interests of OneLink and its shareholders; approved and declared the asset sale advisable pursuant to an asset purchase agreement containing customary and standard terms and provisions and approved by our board of directors; and recommended that our shareholders approve the asset sale.

                The Company is currently preparing an information statement to file with the Securities and Exchange Commission and mail to shareholders of record on September 23, 2002, as soon as practicable in order to hold a special meeting of the shareholders, at which the asset sale would be approved, in late September or early October 2002.  The Company expects the closing of the asset sale to occur within a few days after the date of the special meeting and approval by the Company’s shareholders.

                OneLink shareholders are not expected to receive any cash, stock or other property in connection with or as a result of the sale of assets.  OneLink will no longer engage in any business but will attempt to continue being a publicly held company by filing required disclosure documents.  Nevertheless, we cannot be certain that this will be possible.  Subject to regulatory requirements, OneLink common stock will continue to be quoted on the OTC Bulletin Board, and OneLink will make reasonable efforts to continue filing disclosure reports with the Securities and Exchange Commission.  OneLink hopes to find a private company seeking to become a publicly held company through a merger.

Products and Services

                OneLink’s financial results in the fiscal years ended December 31, 2000 and 2001 related to the following services and products:

                TeleSmart Web.  Prior to the cessation of our business operations and the proposed sale of our assets, our principal service was TeleSmart Web, which generated reports over the Internet enabling businesses to make better informed and more accurate marketing and operational decisions.  The end-user customers obtained the reports over the Internet in table, graph, or map form, allowing them to choose the best format for the information according to their business needs.  The reports could be updated every 48 hours to provide a steady stream of business-intelligence information.  The marketing departments of the end-user customers could use the reports to gain greater knowledge of their own customers, allowing them to increase the efficiency and effectiveness of their marketing communications, promotions and offers.

                TeleSmart Data Services.  Prior to the cessation of our business operations and the proposed sale of our assets,  our TeleSmart Data Service was the technology that transformed raw telecommunications data into visual business intelligence by converting the data into tabular, graphic and geographic formats that were easily interpreted  by end-user customers.  Our data processing, database expertise and its proprietary use of Geographic Information Service (GIS) methodology enabled us to track caller information and assemble it into coherent reports.  These reports provided insight into a business’ customer base and created market intelligence.

                TeleSmart Software.  TeleSmart Software is no longer being produced, enhanced or sold.  Specifically created for our TeleSmart Data Services customers, this software allowed for the easy customization of enhanced call management reports on a computer desktop.  This capability gave our customers the opportunity to fine tune the reports they received to meet specific business-intelligence needs.

Industry Background

                The Telecommunications Act of 1996 gave rise to an increasing level of competition for local access between the established Regional Bell Operating Companies, the Independent Telephone Companies, and Competitive Local Exchange Carriers.  This competition has generally caused incumbent telephone companies to increase focus on customer loyalty and retention by offering enhanced services.

Systems Design

                In 1999, we developed and activated the systems that deliver our services on an Application Service Provider (ASP) basis.  We designed our systems with open architecture that increased our flexibility to adopt new modular applications, customize specific applications, and incorporate new technology.  Our systems integrated proprietary software with products from a variety of leading outside vendors, such as Oracle and SilverStream, to ensure that our systems functioned easily and reliably with the Independent Local Exchange Carrier’s telecommunications systems as well as their end-user customers’ systems.

                Physical possession of our software systems has been transferred to CallVision pending final approval of the proposed asset sale.

Primary Customers

                During 2001, our revenues totaled $1,639,929.  Revenues from Qwest Communications International, Inc. (formerly U S WEST Communications, Inc.) and Cincinnati Bell Telephone, respectively, accounted for approximately $762,000 or 46% and $501,000 or 30% of total revenues from continuing operations.  These revenues resulted primarily from the use of our TeleSmart services.  Qwest Communications International, Inc. currently markets our services under its Call Reports OnLine brand.  As of July 1, 2002, we no longer receive any revenues from Qwest.

CallVision, Inc., a Washington corporation which has agreed to purchase substantially all of the Company’s assets pending the approval of our shareholders, is currently administering our service agreement with Qwest.  On June 6, 2002, Cincinnati Bell Telephone ceased marketing and selling our services.

Competition

                Our management is not aware of any competitor that provides a product or service materially similar to TeleSmart Data Services or TeleSmart Software.  Some telephone companies and Regional Bell Operating Companies have previously offered segments of management reports that are similar to those created by our TeleSmart Data Services, but prior to our entry into the field none appear to have offered a complete package of reports and end-user software specifically aimed at capturing incoming caller information.  Companies with significant financial resources, application development expertise, and telecommunications experience may attempt to duplicate our products and services in this area.

                Under the terms of the asset purchase agreement with CallVision, CallVision has received physical possession of our business assets and is operating and providing our TeleSmart services pending final approval of the sale of the Company’s assets to CallVision by our shareholders.  Furthermore, the Company has agreed to not provide business-intelligence services for a one-year period following the consummation of the asset sale.

Regulatory Environment

                Prior to our cessation of business operations and the proposed sale of our assets, our operations were subject to only limited regulation both on the federal and state level by the Federal Communications Commission and various state public utility commissions.

Research and Product Development

                Research and product development expenses were $451,944 and $1,857,181 for the years ended December 31, 2001 and 2000, respectively.  The decrease in research and product development expenses was primarily caused by a decrease in external consulting expenses and a reduction of internal labor dollars allocated to research and development.  The expenses in 2000 were largely due to the transformation of our business model to an Application Service Provider (ASP) model.

Employees

                As of December 31, 2001, we had 15 employees, including 11 people working with our TeleSmart product and 4 people in sales, administration and finance.  As of August 20, 2002, we had one employee.

Risk Factors

                In addition to factors discussed elsewhere in this Annual Report on Form 10-KSB, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

We currently have no business operations, nor do we intend to engage in business operations in the foreseeable future.

                Currently, the Company is not engaging in any business operations.  Furthermore, we do not currently intend to resume our former business operations or pursue any new type of business operations.

We may be unable to continue preparing and filing disclosure reports.

                In the event we are unable to consummate the proposed asset sale with CallVision, the Company would have few options to obtain any potential value for shareholders.  In such a case, we will not have sufficient resources to maintain compliance with the reporting requirements under the Securities Exchange Act of 1934, as amended.  Furthermore, if we were unable to maintain such compliance, it is unlikely that we could locate a privately held company willing to enter into a merger agreement with us.  Alternatively, it is possible that we will be unable to locate a suitable merger candidate prior to the exhaustion of the funds received in an asset sale or from any other source.  In such a case, we would be unable to bear the cost of preparing and filing the required disclosure reports.

It is possible that we will be unable to identify and/or consummate a merger with a privately held company seeking to become publicly held.

                Current market and economic conditions may reduce the number of privately held companies seeking access to the public markets.  These factors and conditions are beyond our control, and may make it difficult or impossible to identify and/or consummate a merger with a privately held company seeking access to the public markets.

We currently do not have possession of our operating assets.

                As part of the proposed asset sale to CallVision, the Company has transferred physical possession of its operating assets.  Legal title to those assets will be transferred upon the approval of the asset sale by our shareholders.  If the asset sale is not consummated, there can be no assurance that our assets would be returned in the same condition or in a condition fit for operation.  In such a case, there could be no assurance that we could locate a purchaser for the damaged or otherwise unfit assets.

We are highly dependent upon the continued services of Paul Lidsky, our Chief Executive Officer.

                Our efforts to consummate the proposed asset sale with CallVision, continue preparing and filing the required disclosure reports, and merge with a privately held company seeking to become public, are highly dependent upon the knowledge, skill and services of Paul Lidsky, our Chief Executive Officer.  The loss of Mr. Lidsky would likely have a materially negative impact on the Company’s current plans.

Even if the Company were to reacquire its operating assets and attempt to resume the business, it would not be possible to achieve profitability.

                Even if the proposed asset sale to CallVision were not to be consummated, we would not be able to maintain operations for any length of time sufficient to achieve profitability.  The sales cycle associated with the Company’s products has historically been lengthy and subject to a number of significant risks over which the Company has little or no control.

                In addition, the Company’s operations were highly dependent upon a small number of customers.  During fiscal year 2001, our revenues from TeleSmart Web were largely dependent on two primary customers, Qwest

Communications International, Inc. (formerly U S WEST Communications, Inc.), and Cincinnati Bell Telephone Co., who in turn provided our services to their end-user customers.  Revenues from Qwest represented 46% of our 2001 revenues, and revenues from Cincinnati Bell represented 30% of our 2001 revenues.  On June 6, 2002, Cincinnati Bell terminated its service agreement with us.

                The lengthy sales cycle in our industry, combined with the small number of existing and potential customers for our services, prevented us from expanding our revenues quickly enough to achieve profitability.  If we were to reacquire our assets and attempt to operate our TeleSmart business, it is unlikely that any of these factors would change such that we could achieve profitability.

                In addition, our business would remain subject to a variety of other risks, including:

•                  The dependency of our TeleSmart Web product on the Internet.

•                  Technological changes may render our TeleSmart Web product obsolete.

•                  An increase in government regulation could adversely impact our business operations

•                  The risk that the value of our intellectual-property rights could be diminished by improper use by third parties.

Item 2.    Description of Property

                Through June 30, 2002, we leased approximately 8,228 square feet of commercial office and warehouse space for $8,228 per month plus operating expenses and utilities at 10340 Viking Drive, Suite 150, Eden Prairie, Minnesota 55344.  As of July 1, 2002, we terminated this lease.

Item 3.    Legal Proceedings

                We are not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

                There were no matters submitted to a vote of security holders during the Company’s fourth quarter.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

                Our common stock is currently traded in the over-the-counter market under the symbol “ONELE.PK.”  The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2001 and 2000:

Year Ending December 31, 2001
	High	Low
First Qtr.	$1.156	$.375
Second Qtr.	.50	.375
Third Qtr.	.37	.16
Fourth Qtr.	.27	.10

Year Ending December 31, 2000
	High	Low
First Qtr.	$5.75	$3.50
Second Qtr.	4.50	1.875
Third Qtr.	3.063	1.219
Fourth Qtr.	1.25	.438

                The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The approximate number of shareholders of record of the common stock as of September 10, 2002 was 100.

                We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.    Management’s Discussion and Analysis or Plan of Operations

Results of Operations

The following table sets forth, for the periods indicated, certain Statements of Operations data as a percentage of revenues.

	For Twelve Months Ended December 31
	2001	2000
Revenues	100.0%	100.0%
Cost of revenues	62.9%	63.1%
Gross profit	37.1%	36.9%
Selling	22.2%	27.9%
Research & product development	27.6%	90.8%
General & administrative	100.8%	94.0%
Restructuring charges	1.8%	0.0%
Total operating expenses	152.4%	212.6%
Other income(expense)	5.6%	5.8%
Net Loss	(109.7)%	(169.9)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

                Revenues.  Our revenues for the year ended December 31, 2001 were $1,639,929, a decrease of $406,355 or 20%, compared to $2,046,284 for the year ended December 31, 2000.  The decrease in revenues is the result of a slowdown in consulting projects related to the development of additional systems to support our products, a decline in the overall economy, and a lack of additional sales for our TeleSmart Data Services and TeleSmart Web.  Customer service revenues were consistent for 2001 and 2000.  Consulting revenues decreased because Cincinnati Bell did not request any additional projects.

                Cost of Revenues and Gross Profit.  Our cost of revenues for the year ended December 31, 2001 was $1,030,835, compared to $1,291,787 for the year ended December 31, 2000, a decrease of $260,952 or 20%.  The decrease was the primarily the result of fewer revenue-producing contracts and operations.  Cost of revenues associated with TeleSmart Data Services decreased due to fewer consulting projects, no bonuses in 2001 and a reduction in paper costs.  The cost of revenues for the consulting line of business decreased by approximately $95,000 due to fewer consulting projects for our customers.  Product costs and customer service costs were consistent for 2001 and 2000.

                Gross profit for the year ended December 31, 2001 was $609,094, compared to $754,497 for the year ended December 31, 2000, a decrease of $145,403 or 19%.  Gross profit as a percentage of revenues was 37% in both 2001 and 2000.  The consistency in our gross profit margin is mainly attributable to effective personnel management and cost controls, and a mix of business during both years.

                Research and Product Development Expenses.  Research and product development expenses for the year ended December 31, 2001 were $451,944, compared to $1,857,181 for the year ended December 31, 2000, a decrease of $1,405,237.  The decrease in research and product development expenses was primarily the result of reduced external consulting expenses and a reduction of internal labor dollars allocated to research and development.  Research and product development expenses incurred in 2000 were related to depreciation of the TeleSmart Web product, personnel costs and external consulting expenses.  These costs included internal and external personnel time and depreciation expenses related to the TeleSmart Web product.

                Selling Expenses.  Selling expenses for the year ended December 31, 2001 were $363,790, a decrease of $206,307, compared to $570,097 for the year ended December 31, 2000.  Management decreased payroll by limiting the number of sales personnel, thereby reducing personnel-related expenses by approximately $61,000.  Travel costs were reduced by 70%.  Marketing expenses increased by $89,000 due to a change in marketing firms. In addition, marketing expenses for 2000 were only for a partial year.  Consulting expenses decreased by approximately $139,000.  During 2001, the Company did not incur any consulting expenses related to the TeleSmart products.

                General and Administrative Expenses.  Our general and administrative expenses for the year ended December 31, 2001 were $1,653,166, compared to $1,922,935 for the year ended December 31, 2000, a decrease of $269,769 or 14%.  The majority of this decrease resulted from the fact that no bonuses were earned during 2001, travel costs were reduced by 35%, consulting fees decreased by 75%, and no placement fees were incurred during 2001.

                Other Income and Expense.  Interest income for the year ended December 31, 2001 was $18,940, compared to $121,785 for the same period in 2000, due to a decrease in cash balances.  Other non-interest income (expense) was $71,796 for the year ended December 31, 2001, compared to ($3,519) for the year ended December 31, 2000.  During 2001, non-interest income includes a reversal of an estimated sales tax liability of approximately $110,000 and the recording of an additional liability of $35,000 related to software licensing.

                Net Loss.  We incurred a net loss of $1,798,976 for the year ended December 31, 2001, compared to a net loss of $3,477,450 for the prior year.  This reduction is primarily the result of reduced staffing and reduced depreciation of $596,431 in 2001 related to our Internet product.

                Liquidity and Capital Resources.  We had positive working capital of $105,753 and $616,072 at December 31, 2001 and 2000, respectively.  During 2001, cash used in operations was $1,038,526 primarily resulting from a net loss of $1,798,976, reduced by depreciation and amortization of $580,530.  Cash used in 2001 for investing activities was $82,441 for the purchase of property and equipment.  Financing activities provided cash of $615,133, net of issuance costs, from a private placement of the Company’s Series A Convertible Preferred Stock.

                During 2000, cash used in operations was $2,728,252, primarily resulting from a net loss of $3,477,450, reduced by depreciation and amortization of $1,048,814.  Cash used in 2000 for investing activities was $821,625 for the purchase of property and equipment.  Most of the purchases were for hardware and software in support of the new Web-enabled product.  Financing activities provided cash of $473,509.

                To date, we have not generated revenues sufficient to break even, and have supported business operations through a combination of borrowings and equity sales.  On June 28, 2002, the Company entered into an asset purchase agreement with CallVision, Inc., a Washington corporation, pursuant to which CallVision has agreed to purchase substantially all of the Company’s operating assets.  Important factors in the board of director’s determination to enter into the proposed asset sale with CallVision, Inc. included but were not limited to the following:

•                    our inability to continue funding existing operations with our current cash flow

•                    our inability to obtain additional equity or debt financing

•                    our financial projections, which indicated that we could not increase revenues quickly enough to achieve positive cash flow prior to exhausting our working capital

•                    the slowdown in the telecommunications industry resulting from the general economic recession, and the concomitant significant reduction in spending on advertising, marketing and promotion by telephone companies

•                    after seeking strategic partners and/or potential purchasers for our assets, we were unable to find a superior alternative to the proposed sale of assets to CallVision

New Accounting Pronouncements

                In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001.  In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill.  The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  The Company believes the adoption of SFAS No. 141 will not have a material effect on the Company’s financial position or results of operations.

                In June 2001, FASB adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001.  In the future, goodwill will be reduced based upon an impairment analysis of the amount recorded on the Company’s books.  To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of fair value, an impairment loss will be recognized.  The Company believes the adoption of SFAS No. 142 will not have a material effect on the Company’s financial position or results of operations.

                In June 2001, FASB issued SFAS No. 143. “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company’s financial position or results of operations.  In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired.  The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively.  The Company is evaluating the impact of this new accounting standard.

                In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s financial position or results of operations.

                In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, SFAS No. 146 states the liability should be initially measured at fair value.  The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s financial position or results of operations.

Critical Accounting Estimates

                Our critical accounting policies are those (i) having the most impact on the reporting of our financial condition and results, and (ii) requiring significant judgments and estimates.  Our critical accounting policies include those related to property and equipment and a long-term prepaid expense.  At December 31, 2001, the Company had net property and equipment of $382,359 and a long-term prepaid expense of $516,509.  The estimated fair value of these assets depends on the Company’s future performance.  As of December 31, 2001, the Company did not record any impairment losses related to these assets.  Subsequent to year end, the Company entered into an asset purchase agreement with CallVision, Inc. pursuant to which the Company has agreed to sell substantially all of its assets to CallVision subject to shareholder approval, and will record for the six months ended June 30, 2002, an impairment loss of approximately $336,000.

Forward-Looking Statements

                This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements included herein regarding our ability to maintain compliance with SEC disclosure requirements and/or locate a privately held company seeking to merge with OneLink, and other statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, goals and other such matters are forward-looking statements.

                Actual events may differ materially from those anticipated in the forward-looking statements.  Important factors that may cause such a difference include our possible inability to continue preparing and filing SEC disclosure reports and identify or consummate a merger with a privately held company; the fact that we no longer have possession of our operating assets, that we are highly dependent on the services of certain officers, and that our assets may become less marketable in the event the asset sale is not consummated or there are significant changes in technology.  For further information about these risks and uncertainties, see the “Item 1. Description Business — Risk Factors” section of this Annual Report on Form 10-KSB.

Item 7.    Financial Statements

INDEPENDENT AUDITORS’ REPORT

To Shareholders and Board of Directors of

OneLink, Inc.

We have audited the accompanying balance sheets of OneLink, Inc. as of December 31, 2001 and 2000, and the related statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OneLink, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had net losses for the years ended December 31, 2001 and 2000 and had an accumulated deficit at December 31, 2001.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota

February 13, 2002

OneLink, Inc.

Balance Sheets

	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,768	$653,602
Trade accounts receivable	145,761	304,481
Prepaid expenses	65,207	104,401
Total current assets:	358,736	1,062,484

PROPERTY AND EQUIPMENT:
Furniture and equipment	513,793	583,988
TeleSmart equipment	997,171	991,531
Product equipment	214,505	214,505
Web-based software	745,940	745,940
	2,471,409	2,535,964
Accumulated depreciation and amortization	(2,089,050)	(1,652,251)
Total property and equipment, net:	382,359	883,713

OTHER ASSETS:
Long-term prepaid expense	516,509	688,679
Deposits	11,465	11,465

Total Assets:	$1,269,069	$2,646,341

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$54,305	$115,767
Accrued payroll and related taxes	33,212	162,348
Accrued expenses	62,110	143,297
Deferred revenue	103,356	25,000
Total current liabilities:	252,983	446,412

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 50,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares—1,400,000
Issued and outstanding shares:
2001—1,320,000 and 2000—0	13,200	—
($660,000 liquidation preference)
Common stock, par value $.01 per share:
Authorized shares—40,000,000
Issued and outstanding shares:
2001—9,861,254 and 2000—9,861,254	98,612	98,612
Additional paid-in capital	16,116,976	15,515,043
Stock-subscription receivable	(223,922)	(223,922)
Accumulated deficit	(14,988,780)	(13,189,804)
Total shareholders’ equity:	1,016,086	2,199,929

Total liabilities and shareholders’ equity:	$1,269,069	$2,646,341

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Operations

	Years ended December 31,
	2001	2000
REVENUES	$1,639,929	$2,046,284
COST OF REVENUES	1,030,835	1,291,787
GROSS PROFIT	609,094	754,497

OPERATING EXPENSES:
Selling	363,790	570,097
Research and product development	451,944	1,857,181
General and administrative	1,653,166	1,922,935
Restructuring expenses	29,906	—
Total Operating Expenses:	2,498,806	4,350,213

OPERATING LOSS	(1,889,712)	(3,595,716)

OTHER INCOME (EXPENSE):
Interest income	18,940	121,785
Other income (expense)	71,796	(3,519)
Net Loss:	$(1,798,976)	$(3,477,450)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(.18)	$(.36)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	9,861,254	9,712,155

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Shareholders’ Equity

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	—	—	9,254,018	$92,540	$14,076,000	$(226,852)	$(9,712,354)	$4,229,334
Exercise of stock warrants, net of issuance costs	—	—	359,500	3,595	454,530	—	—	458,125
Exercise of stock options	—	—	30,350	303	31,289	—	—	31,592
Payments on contingent stockholder notes	—	—	—	—	(31,593)	—	—	(31,593)
Issuance of warrants for services	—	—	—	—	113,687	—	—	113,687
Stock issued as payment on long-term prepaid expense	—	—	217,386	2,174	858,675	—	—	860,849
Payment on stock subscription receivable	—	—	—	—	12,455	2,930	—	15,385
Net loss	—	—	—	—	—	—	(3,477,450)	(3,477,450)
Balance at December 31, 2000	—	—	9,861,254	98,612	15,515,043	(223,922)	(13,189,804)	2,199,929
Private placement of Series A convertible preferred stock, net of issuance costs	1,320,000	13,200	—	—	601,933	—	—	615,133
Net loss	—	—	—	—	—	—	(1,798,976)	(1,798,976)
Balance at December 31, 2001	1,320,000	13,200	9,861,254	$98,612	$16,116,976	$(223,922)	$(14,988,780)	$1,016,086

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Cash Flows

	Years ended December 31,
	2001	2000
Operating activities
NET LOSS	$(1,798,976)	$(3,477,450)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	580,530	1,048,814
Loss on disposal of property	3,265	4,275
Warrants issued for services	—	113,687
Changes in operating assets and liabilities:
Trade accounts receivable	158,720	66,999
Inventory, net	—	7,104
Prepaid expenses	211,364	129,476
Accounts payable, payroll and related taxes and accrued expenses	(271,785)	(603,476)
Deferred revenue	78,356	(17,682)
Net cash used in operating activities:	(1,038,526)	(2,728,252)

Investing activities
PURCHASES OF PROPERTY AND EQUIPMENT	(83,954)	(821,675)
PROCEEDS FROM THE SALE OF EQUIPMENT	1,513	50
Net cash used in investing activities:	(82,441)	(821,625)

Financing activities
PAYMENTS ON CONTINGENT SHAREHOLDER NOTES	—	(31,593)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	—	31,592
PROCEEDS FROM PAYMENT ON STOCK-SUBSCRIPTION RECEIVABLE	—	15,385
PROCEEDS FROM PRIVATE PLACEMENT OF SERIES A CONVERTIBLE PREFERRED STOCK, NET OF ISSUANCE COSTS	615,133	—
PROCEEDS FROM EXERCISE OF WARRANTS, NET OF ISSUANCE COSTS	—	458,125
Net cash provided by financing activities:	615,133	473,509

DECREASE IN CASH AND CASH EQUIVALENTS	(505,834)	(3,076,368)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	653,602	3,729,970
Cash and cash equivalents at end of year:	$147,768	$653,602

Supplemental cash flow information
CASH PAID FOR INTEREST	$	$
CASH PAID FOR INCOME TAXES	—	—
Noncash financing activities
COMMON STOCK ISSUED IN EXCHANGE FOR LONG-TERM PREPAID EXPENSE	$	$860,849

See accompanying notes to financial statements.

OneLink, Inc.

Notes to Financial Statements

1.                   Description of Business

OneLink, Inc. (the “Company” or “OneLink”) was incorporated in Minnesota in June 1990.  Prior to July 1, 2002, OneLink provided telecommunications-based business-intelligence services via the Internet.  Our services enabled the production of business-intelligence reports based on caller data of business customers available from telecommunications companies.  The reports included summaries and detail of the data about the location of the businesses’ incoming callers, frequency of calls, number of unanswered calls, busy calls, and similar information.  Incumbent Local Exchange Carriers (referred to in the industry as “ILECs”) provided the data we used to generate the business-intelligence reports.  We sold our service directly to ILECs, primarily targeting the Regional Bell Operating Companies, and the ILECs in turn marketed and sold our services under their own private branding to their own business customers (which we refer to as “end-user customers”), especially small to medium-sized businesses depending on incoming telephone calls to generate revenue (e.g., businesses that rely on reservations, appointments, service calls, etc.).

                On June 28, 2002, the Company entered into an asset purchase agreement with CallVision, Inc., a Washington corporation, pursuant to which the Company has agreed to sell substantially all of its assets to CallVision.  The Company has ceased conducting business operations and has transferred physical possession of its operating assets to CallVision.  The consummation and closing of the asset sale is contingent upon the approval of the Company’s shareholders.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern.  The Company had net losses for the years ended December 31, 2001 and 2000 and had an accumulated deficit at December 31, 2001.  As noted in Note 11 to the financial statements, the Company has entered into an asset purchase agreement to sell substantially all of its assets.  Upon the closing of this transaction, the Company will not have any material assets and will not have sufficient funds to pay ongoing operating expenses.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.                   Summary of Accounting Policies

Revenue Recognition.  Revenue for services is recognized at the end of each month in which services are provided.  Revenue for product sales is recorded upon shipment.  Revenue on certain contracts may require revenue recognition under contract accounting rules, whereby revenue is recognized on a percentage-of-completion basis.  Billings in excess of costs and estimated earnings are included in deferred revenue.  The Company ensures that the transactions comply with the seven conditions and six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the SEC.  In November 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.” SAB No. 101, as amended, sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue.  The staff believes that revenue is realizable and earned when all of the following criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.  The Company uses the above criteria to determine whether revenue can be recognized, and therefore, believes that the issuance of this bulletin did not have a material impact on these financial statements.  The Company adopted SAB No. 101 during the year ended December 31, 2000 and the effect of adoption was not material to the Company’s financial statements.

The Company extends unsecured credit to customers in the normal course of business.  The Company believes all accounts receivable are fully collectible at December 31, 2001 and 2000, respectively.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes.  Actual results could differ from the estimates.

Stock-Based Compensation.  The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock options.  Under APB 25, when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has adopted the disclosure-only provisions of Statement of  Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  Accordingly, the Company has made pro forma disclosures of what net loss and net loss per share would have been had the provisions of SFAS No. 123 been applied to the Company’s stock options.

Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company deposits its cash in a high quality financial institution. The balances, at times, may exceed federally insured limits.

Property and Equipment.  Property and equipment is stated at cost.  Depreciation of an asset is recognized on the straight-line basis over the asset’s estimated useful life ranging from one to seven years.  Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life.  Maintenance, repairs and minor renewals are expensed when incurred.  Depreciation and amortization expense on property and equipment was $580,530 and $1,048,814 for the years ended December 31, 2001 and 2000, respectively.

The Company has adopted Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll-related costs for employees who are directly associated with and devote time to an internal-use software-development project.  During 2001 and 2000, no software-development costs were capitalized.

Long-term prepaid expense.  The long-term prepaid expense is being amortized using the straight-line method over five years.  The carrying value of the long-term prepaid expense is reviewed if the facts and circumstances suggest that it may be impaired.  If the review indicates that the long-term prepaid expense will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company’s carrying value of the long-term prepaid expense is reduced by the estimated shortfall of cash flows.

Income Taxes.  The Company accounts for income taxes using the liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the temporary differences between the financial and income tax reporting bases of assets and liabilities.

Net Loss Per Share.  Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per share in subsequent years.  All options and warrants outstanding during the years ended December 31, 2001 and 2000 were anti dilutive (see Note 5).

Fair Value of Financial Instruments.  The carrying amounts for all financial instruments approximate fair value.  The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

Recent Accounting Pronouncements.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, is effective for years beginning after June 15, 2000.  SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows derivative gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  The adoption of SFAS No. 133 did not have a material effect on the Company’s financial position or results of operations as the Company has no derivative instruments.

In June 2001, FASB issued SFAS No. 141 “Business Combinations.” SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001.  In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill.  The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  The Company believes the adoption of SFAS No. 141 will not have a material effect on the Company’s financial position or results of operations.

In June 2001, FASB adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001.  In the future, goodwill will be reduced based upon an impairment analysis of the amount recorded on the Company’s books.  To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of fair value, an impairment loss will be recognized.  The Company believes the adoption of SFAS No. 142 will not have a material effect on the Company’s financial position or results of operations.

In June 2001, FASB issued SFAS No. 143. “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company’s financial position or results of operations.

In October 2001, FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121.  SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired.  The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001.  The provisions of SFAS No. 144 generally are to be applied prospectively.  The Company believes the adoption of SFAS No. 144 will not have a material effect on the Company’s financial position or results of operations.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, SFAS No. 146 states the liability should be initially measured at fair value.  The requirements of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.  The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s financial position or results of operations.

3.                   Contingent Shareholder Notes Payable

                In January 1994, the Company acquired 219,364 shares of common stock from two shareholders for $2.18 per share by issuing promissory notes totaling $478,212 which bear interest at 6%.  These shares have been canceled and retired.  Under the terms of the notes, payments shall be made when, and only if, the Company receives payments for the exercise of options under its stock option plan until the notes are paid in full.  The Company is required to use 100% of any cash proceeds resulting from the exercise of options under the Stock Option Plan to pay down these obligations until the notes are satisfied.  Management cannot currently determine if additional options will be exercised, thereby requiring payments on the notes.  Consequently, no liability has been recorded in the financial statements.  No interest payments were made on these promissory notes in 2001 and 2000.  The principal balances of the promissory notes are $465,769 at December 31, 2001 and 2000.

4.                   Shareholders’ Equity

During December 1999, the Company sold 113,426 shares of common stock and received a stock-subscription receivable for $226,852.  The receivable is payable when payments on the contingent shareholder notes payable are made by the Company (see Note 3).  The outstanding balance on the stock-subscription receivable earns interest at 6%.  There were no payments made in 2001.  Payments, consisting primarily of interest, of $0 and $15,385 were made on this subscription receivable in 2001 and 2000, respectively.  The principal balance of the subscription receivable was $223,922 at December 31, 2001 and 2000.

During the year ended December 31, 2001, the Company sold 1,320,000 shares of Series A Convertible Preferred Stock and received net proceeds of $615,133.  The preferred stock has voting rights identical to common stock.  In the event of liquidation, the Series A Preferred Shareholders receive a liquidation preference of $660,000.

The holder of Series A Convertible Preferred Stock may elect to convert all or a portion of the shares of Series A Convertible Preferred Stock held into common stock of the Company as defined in the Series A Convertible Preferred Stock Certificate of Designation on file with the Minnesota Secretary of State.

5.                   Warrants and Stock Options

During 2000, the Company issued warrants to purchase 72,501 shares of the Company’s common stock for services rendered to the Company.  These warrants have an exercise price ranging from $0.60 to $2.94 with a weighted-average exercise price of  $1.57.  The value of these warrants was determined to be $113,687.

During 2000, holders of 359,500 warrants exercised their warrants at exercise prices ranging from $1.00 to $1.75 with the weighted-average exercise price being $1.27.  Net proceeds to the Company were $458,125.

During 2001, no warrants were issued or exercised.  At December 31, 2001, the Company had 184,991 warrants outstanding with exercise prices ranging from $0.60 to $2.94.  The warrants expire serially through December 2005.

The Company established a stock option plan in 1994 to provide incentives to employees and under which 3,000,000 shares of common stock have been reserved for issuance.  The options can be either incentive stock options or non-statutory stock options and are valued at the fair market value of the stock on the date of grant.  The options generally vest over a period of four years and have a life of six to ten years.

The Company established a stock option plan in 1999 to provide incentives to directors and officers and under which 600,000 shares of common stock have been reserved for issuance.  The options can only be non-qualified stock options and are valued at the fair market value of the common stock on the date of grant unless otherwise determined by the plan administrator, in which case the option may not be less than 85% of the fair market value of the common stock on the date of grant.

At December 31, 2001, the Company had 1,275,557 exercisable options outstanding with a weighted-average exercise price of $1.46, and a weighted-average remaining contractual life of 6.5 years.

The following table summarizes options and warrants to purchase shares of the Company’s common stock:

	Options Outstanding	Weighted Average Exercise Price Per Share	Range of Option Exercise Price	Warrants Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 1999	2,201,577	$1.37	$.81 to $3.50	679,990	$2.03
Granted	670,000	2.23	$.75 to $4.63	72,501	1.57
Exercised or redeemed	(30,350)	1.04	$.81 to $1.50	(359,500)	1.27
Canceled/expired	(262,483)	1.34	$.94 to $2.18	(13,500)	2.67
Balance at December 31, 2000	2,578,744	1.60	$.75 to $4.63	379,491	2.64
Granted	170,000	0.56	$.37 to $1.03	—	—
Exercised	—	—	—	—	—
Canceled/expired	(467,414)	2.03	$.75 to $4.63	(194,500)	3.73
Balance at December 31, 2001	2,281,330	$1.43	$.37 to $3.88	184,991	$1.50

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options outstanding			Options exercisable
Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise price	Number Exercisable	Weighted- Average Exercise Price
$0.37 - $0.75	220,000	9.27	$0.54	25,000	$0.75
$1.00 - $1.50	1,118,330	6.39	1.06	625,473	1.06
$1.75 - $2.25	730,000	5.40	1.84	599,584	1.84
$2.88 - $3.88	213,000	8.03	2.93	25,500	3.05
$0.37 - $3.88	2,281,330	6.50	$1.43	1,275,557	$1.46

Stock-Based Compensation.  The Company accounts for stock-based compensation plans under APB No. 25.  The pro forma disclosure of the effect of SFAS No. 123 on net loss and net loss per share for the years ended December 31, 2001 and 2000 is presented below.  The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2001 and 2000: risk-free interest rate of 5% and 5%, volatility of 151% and 77%, and a maximum option life of ten years.  Calculations of fair value assume no dividends will be paid on the Company’s common stock.  The weighted-average fair value of options granted during the years ended December 31, 2001 and 2000 were $0.56 and $1.58, respectively.

	2001	2000
Pro forma net loss	$(2,097,701)	$(3,861,258)
Pro forma net loss per common share — basic and diluted	$(.21)	$(.40)

6.                   Income Taxes

The Company has net operating loss carryforwards of approximately $14,350,000 at December 31, 2001 expiring at various times beginning 2008 that can be used to offset future taxable income and research and development credit carryforwards of approximately $101,000 which, if not used, will begin to expire in 2007.  These carryforwards are subject to the limitations of the Internal Revenue Code Section 382 in the event of certain changes in the equity ownership of the Company.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The temporary differences principally relate to net operating loss carryforwards and depreciation.

The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits as follows at December 31:

	2001	2000
Deferred income tax assets:
Net operating loss carryforwards	$5,747,500	$4,983,700
Research and development credit carryforwards	101,000	101,000
Less: valuation allowance	(5,498,400)	(4,735,700)
Deferred income tax liabilities:
Depreciation and amortization	(350,100)	(309,100)
Asset valuation reserves and other	0	(39,900)
	(350,100)	(349,000)
Net deferred income tax assets	$—	$—

Income tax computed at the U. S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2001	2000
Federal statutory tax rate benefits	-35.0%	-35.0%
State tax, net of federal benefit	-5.0%	-5.0%
Change in valuation allowance	43.2%	38.0%
Permanent differences	0.1%	0.1%
Other	-3.3%	1.9%
Effective tax rate	0.0%	0.0%

7.                   Retirement Savings Plan

The Company has a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements.  The plan does not currently allow for Company contributions.

8.                   Lease Commitment

The Company leases its administrative facilities under an operating lease.  The lease requires monthly rental payments of $8,571 increasing to $8,914 over the life of the lease, and the Company’s pro rata share of operating expenses.  The lease expires on June 30, 2003 with an option to extend the lease term for an additional five years.  Rent expense, excluding operating expenses, was $100,793 and $96,679 for the years ended December 31, 2001 and 2000, respectively.  See Note 11.

9.                   Employment agreement

The Company has an employment agreement with one employee.  The agreement allows for wage continuation for up to 12 months in the event of a change in control of the Company or termination without cause.

10.            Significant Customers

Revenues to three customers were 46%, 31% and 23% of total revenues in 2001 and 20%, 58% and 23% of total trade accounts receivable at December 31, 2001.  Revenues to three customers were 43%, 32% and 17% of total revenues in 2000 and 54%, 32% and 0% of total trade accounts receivable at December 31, 2000.

11.            Subsequent Events — Unaudited

On June 28, 2002, the Company entered into an asset purchase agreement with CallVision Inc. to sell substantially all its assets of its business in exchange for cash payments of up to $214,300.  Pursuant to the signing of a definitive asset purchase agreement, CallVision, Inc. will pay the Company the sum of $100,000 in cash, plus up to an additional $14,300 in cash for the Company’s June office rent and T-1 bandwidth.  At the closing, CallVision will pay the Company $100,000 in cash.  In addition, CallVision has agreed to pay the Company an amount equal to 15% of any revenue generated from the sale of current or future versions of the the Company’s TeleSmart and Telemetrics products during the period from closing through December 31, 2003.

During the six months ended June 30, 2002, the Company recorded an impairment loss on a long-term prepaid expense and property and equipment sold to CallVision, Inc. of approximately $336,000 in connection with the proposed asset sale to CallVision.

The Company successfully negotiated with the property’s landlord for a termination of the lease (described in Note 8 above) without penalty as of July 1, 2002.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

                Ronald E. Eibensteiner, 51, joined the Company as Chairman of the Company’s board of directors in May 1996.  He is President of Wyncrest Capital, Inc. and has been a seed investor in several early-stage technology companies.  He was a cofounder of Diametrics Medical, Inc., a manufacturer of blood gas diagnostic systems, and was Chairman of Prodea Software Corporation, a data-warehousing software company, until its sale to Platinum technology, inc., in January 1996.  In 1983, Mr. Eibensteiner cofounded Arden Medical Systems and served as its Chief Financial Officer until its sale to Johnson & Johnson in 1987.  Mr. Eibensteiner holds a Bachelor of Science degree in Political Science from the University of Minnesota.

                Paul F. Lidsky, 48, joined the Company as President and CEO in September 1997 with 15 years of telecommunication experience.  Prior to this, he served as the Executive Vice President, Strategy and Business Development for Norstan, Inc.  In this position, he was responsible for the development of corporate strategies, market positioning and new business development.  This included the identification of acquisition targets and leadership of Norstan’s acquisition teams.  His prior positions with Norstan included Executive Vice President-Norstan Integration Services, Vice President of Sales and General Manager of the Ohio Branch.  Mr. Lidsky was a Product Manager with Electronic Engineering Company when Norstan, Inc. acquired it in 1985.  Mr. Lidsky serves on the board of directors for Datalink Corporation.

                Vin Weber, 49, has been a director of the Company since 1994 and is Managing Partner at Clark and Weinstock, Inc.’s Washington office.  Mr. Weber provides strategic advice to institutions interested in issues before, and governmental processes of, the legislative and executive branches of the federal government.  Prior to joining Clark and Weinstock, Mr. Weber was President, and remains co-director of Empower America, an organization advocating policies that emphasize individual responsibility and accountability in approaching economic, social welfare and educational problems.  Mr. Weber is also co-director of the Domestic Policy Project of the Aspen Institute.  He is also a fellow at the Humphrey Institute at the University of Minnesota, where he is co-director of the Policy Forum (formerly the Mondale Forum.)  Prior to that, Mr. Weber served in the United States House of Representatives from 1981-1993, representing the Second Congressional District of Minnesota.  He is also a director of Department 56, Inc., ITT Education Services, Inc., National Public Radio and the American Institute of Certified Public Accountants.

                Thomas M. Kieffer, 44, has been a director of the Company since 1997.  With more than 20 years experience in the technology industry, Mr. Kieffer is currently the Chief Executive Officer of Agiliti, Inc., which he founded in 1999 in order to participate in the emerging Application Service Provider (ASP) market for rentable, web-based applications and services.  In 1986, Mr. Kieffer founded Connect Computer Company, an information technology consulting and services company, which was sold in 1996 to Norstan, a national technology services company.  Mr. Kieffer’s team also built one of the nation’s largest single-site independent IT training firms, which was sold to Aris Corporation in 1997.  Mr. Kieffer served as Chairman of the Minnesota Software Association, now known as the Minnesota High Tech Association, from 1995 to 1997.  He continues to serve on its board of directors and has a particular interest in growing the number of technology companies that make their home in Minnesota.  Mr. Kieffer also serves as an advisor and investor for many start-up and emerging companies, and serves on the boards of several companies.  As an early participant in the systems integration industry, he has also served on numerous industry advisory boards for companies such as Microsoft, Intel, Lotus and Novell.  Mr. Kieffer writes a monthly technology column for the Twin Cities Business Monthly that alerts Minnesotans to new technology trends.  He is also the author of Get Connected, A Guide to Telecommunications, published by Prentice Hall/Ashton-Tate Publishing Group in 1983.  Mr. Kieffer holds a Bachelor of Science degree in electrical engineering from Iowa State University.

                Mark N. Ricca, 64, was appointed to the board of directors in February 2001.  Mr. Ricca is a Vice President at Phillips InfoTech, a consulting and market research firm focusing on the telecommunications and information technology industries.  He has over 35 years of experience in the field of telecommunications and information technology.  Mr. Ricca is a leader of the Custom Consulting practice at Phillips InfoTech.  This practice provides a range of consulting services designed to improve business results of clients through the effective application of telecommunications/information technology services, and advanced management and marketing practices.  Prior to joining Phillips InfoTech, he was the Managing Director of the Telecommunications Consulting practice for the Gartner Group.  He also held the positions of Division Marketing Manager-Financial Services Industry at AT&T, and Division Manager-Market Planning at AT&T International.  Mr. Ricca was also the Senior Manager of the national Telecommunications Consulting practice for Coopers & Lybrand, and Corporate Telecommunications Manager for American Express.  At American Express, his responsibilities included the planning, implementation and operational/economic performance of the global data and voice networks and communications systems serving over 290 offices.  Mr. Ricca is a member of the Advisory Board for Mariner Networks, a manufacturer of integrated communications access devices.  While at American Express, Mark was a member of the “Ad-Hoc Committee,” an advisory group to the FCC.  He earned a B.S. degree in Business Administration from Rutgers University.  Mr. Ricca graduated from the AT&T Advanced Data Communications School, an intensive 3-month technical and management training program, held in Cooperstown, New York.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

                Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq.  Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year 2001.

Item 10. Executive and Director Compensation

The following table sets forth the total compensation paid by the Company during its last three fiscal years to the persons who served as President and Chief Executive Officer of the Company and each other executive officer of the Company whose total annual base salary plus bonus compensation for the most recent fiscal year exceeded $100,000 (all of whom are the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards Securities Underlying Options (#)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Paul Lidsky, President and CEO (1)	2001	187,500	0	8,456	0
	2000	187,500	37,500	6,539	100,000
	1999	175,000	87,500	7,678	200,000

(1)           Mr. Lidsky was appointed President and CEO on September 2, 1997.

OPTION GRANTS DURING 2001 FISCAL YEAR

                The following table sets forth the options that were granted to the Named Executive Officers during the Company’s last fiscal year which ended December 31, 2001.

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options/ Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Paul F. Lidsky, President and CEO	0	0	—	—

OPTION EXERCISES DURING FISCAL 2001

AND FISCAL YEAR-END OPTION VALUES

                The following table provides certain information regarding the exercise of stock options to purchase shares of the Company’s common stock by the Named Executive Officers during the year ended December 31, 2001, and the fiscal year-end value of unexercised stock options held by such Named Executive Officers.

Name	Number of Shares Acquired On Exercise	Value Realized ($)	Number of Unexercised Options at Fiscal Year End (exercisable / unexercisable)	Value of Unexercised In-the-Money Options at Fiscal Year End ($) (exercisable / unexercisable)
Paul F. Lidsky, President and CEO	0	0	450,000 / 350,000	$0 / $0

Employment Agreements with Directors and Named Executive Officers

The Company entered into an employment agreement with Mr. Lidsky in 1997, which was amended in December 2000.  The agreement contains provisions for annual renewals.  The agreement provides that, in the event (i) Mr. Lidsky dies, (ii) he becomes disabled, (iii) the Company terminates his employment without cause, or (iv) the Company materially breaches the agreement, Mr. Lidsky would be entitled to his base salary, plus health, life and disability insurance until the earlier of (a) the date he obtains other full-time employment, or (b) twelve months from the date of termination of employment.  In addition:  (i) in the event of a change in control of the Company, the employment agreement’s term will automatically extend for six months beyond the date of the change in control; (ii) the Company must require any purchaser of all or substantially all of the Company’s business or assets to assume the obligations of Mr. Lidsky’s employment agreement; and (iii) the personal representatives of Mr. Lidsky, or another last-designated beneficiary, may collect any amounts owed by the Company, or any successors or assigns thereof, to Mr. Lidsky after his death.

In December 2000, the Company and Mr. Lidsky executed an amendment to Mr. Lidsky’s employment agreement.  This amendment provides that:  (i) in the event of a change in control of the Company, the employment agreement’s term will automatically extend for six months beyond the date of the change in control; (ii) the Company must require any purchaser of all or substantially all of the Company’s business or assets to assume the obligations of Mr. Lidsky’s employment agreement; and (iii) the personal representatives of Mr. Lidsky, or another last-designated beneficiary, may collect any amounts owed by the Company, or any successors or assigns thereof, to Mr. Lidsky after his death.  Notwithstanding the provisions of Mr. Lidsky’s amended employment agreement, Mr. Lidsky will not receive remuneration from CallVision as part of the Company’s proposed sale of assets to CallVision.

Director Compensation

                Directors do not presently receive any compensation from the Company for attending board of directors or committee meetings, although the Company does reimburse directors for expenses incurred in attending such meetings.

Currently, each nonemployee director receives an option to purchase 50,000 shares of the Company’s common stock upon such director’s initial election or appointment to the board of directors.  No further options have been granted to a nonemployee director upon a director’s subsequent reelection to the board of directors by the shareholders.  The options vest in the following manner:  5,000 shares upon initial election or appointment; 15,000 shares upon first reelection to the board by the shareholders; 15,000 shares upon second reelection to the board by the shareholders; 15,000 shares upon third reelection to the board by the shareholders.  The exercise price of the options is equal to the fair market value of the Company’s common stock on the date the nonemployee director is initially elected or appointed to the Company’s board.  No nonemployee directors received option grants during fiscal year 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of the August 23, 2002 by:  (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) each person or entity known by the Company to own beneficially more than five percent (5%) of the Company’s common stock.  Unless otherwise indicated, the address of each beneficial owner is 10340 Viking Drive, Suite 150, Eden Prairie, Minnesota  55344.

Name and Address of Shareholder	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (1)
Paul F. Lidsky (2)	487,200	4.7%
Ronald E. Eibensteiner (3) U S Bancorp Building 800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	1,330,000	12.7%
Vin Weber (4) 1775 I Street, N.W. Washington, D.C. 20006	75,294	*
Mark Ricca (5) 90 East Halsey Road Parsippany, NJ 07054	20,000	*
Thomas M. Kieffer (6) 4300 Market Pointe Dr., Ste 100 Bloomington, MN 55435	75,000	*
All current executive officers and directors as a group (five persons) (7)	1,987,494	18.0%
Perkins Capital Management, Inc. (8) 730 East Lake Street Wayzata, MN 55391-1769	2,255,867	22.9%
Fargo Investments, LP (9) 11100 Santa Monica Blvd., Ste 1900 Los Angeles, CA 90025	1,117,000	11.1%
Wayne W. Mills (10) 5020 Blake Rd. S. Edina, MN 55436	703,000	7.1%

* less than 1 percent

(1)           Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes general voting power and/or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record rate are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.  Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)           Includes (i) 450,000 shares of common stock issuable pursuant to options exercisable within 60 days, and (ii) 200 shares of common stock held indirectly by Mr. Lidsky.

(3)           Includes (i) 400,000 shares of common stock issuable pursuant to options exercisable within 60 days, and (ii) 200,000 shares of Series A Convertible Preferred Stock which is convertible into approximately 200,000 shares of common stock.

(4)           Includes 73,000 shares of common stock issuable pursuant to options exercisable within 60 days.

(5)           Represents 20,000 shares of common stock issuable pursuant to options exercisable within 60 days.

(6)           Includes 50,000 shares of common stock issuable pursuant to options exercisable within 60 days.

(7)           Includes (i) 993,000 shares of common stock issuable pursuant to options exercisable within 60 days, and (ii) 200,000 shares of Series A Convertible Preferred Stock which is convertible into approximately 200,000 shares of common stock.

(8)           As disclosed in a Schedule 13G filed on January 29, 2002, Perkins Capital Management, Inc. has sole power to vote or direct the vote for 1,160,167 shares and sole power to dispose of or direct the disposition of all shares listed in the table as beneficially owned by it.

(9)           As disclosed in a Schedule 13G filed on March 17, 2000, Fargo Investments’ holdings include 50,000 shares of common stock held by Bradford M. Freeman, its general partner.  Also includes 200,000 shares of  Series A Convertible Preferred Stock which is convertible into approximately 200,000 shares of common stock.

(10)         As disclosed in a Schedule 13G/A filed on February 7, 2002.

Item 12. Certain Relationships and Related Transactions

                None.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

Number	Description
3.1	Articles of Incorporation *
3.2	Bylaws *
4.1	Certificate of Designation for Series A Preferred Stock
10.1	Asset Purchase Agreement by and between OneLink, Inc. and CallVision, Inc., dated June 28, 2002
23.1	Consent of Virchow, Krause & Company, LLP

*             Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 33-90084C) filed March 7, 1995.

(b)  Reports on Form 8-K

The Company filed current reports on Form 8-K on May 14, 2002, and on June 5, 2002.

Item 14. Controls and Procedures

(a)          Not applicable.

(b)         No disclosures.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, OneLink, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

	/s/ Paul F. Lidsky	September 12, 2002
By:	Paul F. Lidksy, Chief Executive Officer principal financial officer and principal accounting officer	Date

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

	/s/ Ronald E. Eibensteiner	September 12, 2002
By:	Ronald E. Eibensteiner, Director and Chairman of the Board	Date

	/s/ Mark N. Ricca	September 12, 2002
By:	Mark N. Ricca, Director	Date

	/s/ Paul F. Lidsky	September 12, 2002
By:	Paul F. Lidksy, Director	Date

	/s/ Vin Weber	September 12, 2002
By:	Vin Weber, Director	Date

	/s/ Thomas Kieffer	September 12, 2002
By:	Thomas Kieffer, Director	Date

CERTIFICATIONS

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. Lidsky, the Chief Executive Officer and principal accounting officer of OneLink, Inc. (the ”Company”) in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2001 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signed:	/s/ Paul F. Lidsky
Name:	Paul F. Lidsky
Title:	Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. Lidsky, Chief Executive Officer and principal financial officer of OneLink, Inc., certify that:

1.               I have reviewed this annual report on Form 10-KSB of OneLink, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Dated:  September 12, 2002

Signed:	/s/ Paul F. Lidsky
Name:	Paul F. Lidsky
Title:	Chief Executive Officer and principal financial officer