Form 10QSB
period 2002-03-31
ONELINK INC
filed 2002-09-13
CIK 891389

United States

Securities & Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25764

OneLink, Inc.

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1675041
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

10340 Viking Drive, Suite 150

Eden Prairie, MN 55344

(Address of principal executive offices)

952-294-3398

(Issuer’s telephone number)

           Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐    NO ☒

APPLICABLE TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,861,254 shares of common stock outstanding as of September 9, 2002, par value $.01 per share.

           Transitional Small Business Disclosure Format (check one): YES ☐      NO ☒

OneLink, Inc.

Form 10-QSB

Quarter Ended March 31, 2002

PART I — Financial Information

Item 1.  Financial Statements

OneLink, Inc.

Balance Sheets

	March 31,	December 31,
	2002	2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,208	$147,768
Trade accounts receivable, net of allowance for doubtful
accounts of $0 in 2002 and 2001	95,949	145,761
Prepaid expenses	33,037	65,207
Total current assets	198,194	358,736

Property and equipment:
Furniture and equipment	501,480	513,793
TeleSmart equipment	997,171	997,171
Product equipment	214,505	214,505
Web-based software	745,940	745,940
Total property and equipment	2,459,096	2,471,409
Accumulated depreciation and amortization	(2,206,389)	(2,089,050)
	252,707	382,359
Other assets:
Long-term prepaid expense, net of amortization	473,466	516,509
Deposits	11,465	11,465
	484,931	527,974

Total assets	$935,832	$1,269,069

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$96,159	$54,305
Accrued payroll and related taxes	28,902	33,212
Accrued expenses	58,607	62,110
Deferred revenue	49,540	103,356
Total current liabilities	233,208	252,983

Shareholders’ equity:
Series Convertible A Preferred Stock, par value $.01 per share, Authorized shares—1,400,000; Issued and outstanding shares: 2002 and 2001— 1,320,000	13,200	13,200
Common Stock, par value $.01 per share, Authorized shares— 50,000,000; Issued and outstanding shares: 2002 and 2001— 9,861,254

	98,612	98,612
Additional paid-in capital	16,116,976	16,116,976
Stock Subscription receivable	(223,922)	(223,922)
Accumulated deficit	(15,302,242)	(14,988,780)
Total shareholders’ equity	702,624	1,013,086

Total liabilities and shareholders’ equity	$935,832	$1,269,069

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Operations

(unaudited)

	Three months ended March 31,
	2002	2001

Revenues
TeleSmart	$253,523	$268,633
Consulting	41,525	223,794
Product/Set-up fees	8,735	5,554
Customer Service	35,854	32,758
Total Revenues	339,637	530,739
Cost of revenues	242,465	305,952
Gross profit	97,172	224,787

Operating expenses:
Selling	28,907	134,515
General and administrative	342,365	472,584
Research and product development	40,067	190,913
Total operating expenses	411,339	798,012
Operating loss	(314,167)	(573,225)

Interest income	446	7,340
Other income	259	0
Net loss	$(313,462)	$(565,885)

Net loss per common share:
Basic and Diluted	$(0.03)	$(0.06)
Weighted-average number of shares outstanding (Basic and Diluted)	9,861,254	9,861,254

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2002	2001
Operating activities:
Net loss	$(313,462)	$(565,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,992	145,330
Net gain on sale of property and equipment	(462)	0
Changes in operating assets and liabilities:
Accounts receivable, net	49,812	166,004
Prepaid expenses and deposits	75,213	642
Accounts payable and accrued expenses	34,041	44,401
Deferred revenue	(53,816)	437,593
Net cash used in operating activities	(81,681)	228,085

Investing activities:
Proceeds from sale of property and equipment	3,121	0
Purchases of property and equipment	0	(70,498)
Net cash used in investing activities	3,121	(70,498)

Increase (decrease) in cash and cash equivalents	(78,560)	157,587
Cash and cash equivalents at beginning of period	147,768	653,602
Cash and cash equivalents at end of period	$69,208	$811,189

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$0	$0
Cash paid during the period for taxes	$0	$0

See accompanying notes to financial statements.

OneLink, Inc.

Notes to Financial Statements

March 31, 2002

(unaudited)

Note 1.  Summary of Significant Accounting Policies.

Interim Financial Information.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  The accompanying financial statements and related notes should be read in conjunction with our audited financial statements, and notes thereto, for the fiscal year ended December 31, 2001, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001. (Readers should also carefully review Note 2 below discussing subsequent events.)  The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

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

Net Loss Per Share.  Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per share in subsequent years.  All options and warrants outstanding during the three-month period ended March 31, 2002 and 2001 were antidilutive.

Note 2.  Subsequent Events

On April 24, 2002, the Company announced that its ability to generate cash flow was severely impacted by the downturn in the telecommunications market.  The severe downturn greatly delayed the deployment of the Company’s products by Regional Bell Operating Companies.  On June 3, 2002, the Company announced that a letter of intent was signed with CallVision, Inc. pursuant to which CallVision agreed in principle to purchase substantially all of the Company’s assets.  The Company entered into an asset purchase agreement with CallVision, Inc. on June 28, 2002, and ceased operations as of July 1, 2002.  The proceeds to be received from the sale of the Company’s assets are not expected to be sufficient to allow the Company to make any distributions to the Company’s shareholders.

Pursuant to the asset purchase agreement with CallVision, the Company will sell substantially all its assets in exchange for cash payments of up to $214,300.  Upon the execution and delivery of the asset purchase agreement, CallVision paid the Company $100,000 in cash, plus up to an additional $14,300 in cash for the Company’s June 2002 office rent and T-1 bandwidth.  At the closing of the asset sale, CallVision will pay the Company $100,000 in cash and an amount equal to 15% of revenue generated from certain sales of current or future versions of the Company’s TeleSmart and TeleMetrics products during the period from closing through December 31, 2003.  The closing of the asset purchase agreement is contingent upon the approval of the asset sale by the Company’s shareholders.  During the three months ended June 30, 2002, the Company will record an impairment loss on a long-term prepaid expense and property and equipment sold to CallVision of approximately $336,000 in connection with the proposed asset sale to CallVision.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

The accompanying management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited financial statements, and notes thereto, for the fiscal year ended December 31, 2001, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Results of Operations

The following table sets forth certain Statements of Operations data as a percentage of revenues.

	First	First
	Quarter	Quarter
	2002	2001
Revenues	100.0%	100.0%
Cost of revenues	71.4	57.6
Gross profit	28.6	42.4
Operating expenses:
Selling	8.5	25.3
General & administrative	100.8	89.0
Research & product development	11.8	36.0
Total operating expenses	121.1	150.3
Other income (expense)	(0.2)	1.3
Net loss	(92.3)%	(106.6)%

Revenues.  Revenues for the first quarter ended March 31, 2002 were $339,637 compared to $530,739 for the same period in 2001, a $191,102 or 36% decrease.  The bulk of this decrease resulted from a $182,000 decline in revenues in our consulting line of business.  The decline in consulting revenues in the first quarter of 2002 versus 2001 is a direct result of the severe downturn in the telecommunications market.  Based in part on this severe downturn, the Company ceased operations on July 1, 2002.  Estimated revenues for the second quarter of 2002 are approximately $217,000 with no revenues thereafter.

Cost of Revenues.  Cost of revenues for the first quarter ended March 31, 2002 were $242,465 compared to $305,952 for the same period in 2001, a decrease of $63,487 or 21%.  This decrease was principally caused by reductions of consulting expenses of approximately $35,000 due to the decline in consulting revenues.  In addition, other expenses in the first quarter 2002 versus 2001 decreased as a result of employee workforce reductions in June 2001.  Estimated costs of revenue for the second quarter of 2002 are estimated to be approximately $146,000 with no material expenses thereafter.

Gross Profit Margin.  Our gross profit margin decreased to 28.6% for the three months ended March 31, 2002 from 42.4% for the three months ended March 31, 2001.  The decrease in gross profit margin is principally related to (i) the decrease in consulting revenues (which revenues generally result in a higher gross margin) and (ii) various fixed expenses incurred by the Company.

Selling Expenses.  Selling expenses for the first quarter of 2002 were $28,907 compared to $134,515 for the first quarter of 2001, a decrease of $105,608 or 79%.  Management reduced payroll and related expenses through a reduction of sales personnel in June 2001.  Other costs decreased with management’s oversight of spending, including travel and external-consulting expenses.

General and Administrative Expenses.  General and administrative expenses for the first quarter of 2002 were $342,365 compared to $472,584 for the first quarter of 2001, a decrease of $130,219 or 28%.  The year-to-date decrease from 2001 mainly resulted from reductions in external-consulting costs due to less need to outsource work.

Research and Product Development Expenses.  Research and product development expenses for the first quarter of 2002 were $40,067 compared to $190,913 for the first quarter of 2001, a decrease of $150,846 or 79%.  This reduction resulted from the Company’s attempts to preserve capital.

Other Income and Expense.  Interest income for the first quarter of 2002 was $446, a decrease of $6,894 or 94% compared to $7,340 for the first quarter of 2001.  The decrease was a result of lower cash and cash equivalents held during the three-month period ended March 31, 2002.  We had no interest expense in 2001 or 2002.  Other non-interest income was $259 for the three months ended March 31, 2002, including credit-card finance charges of $203 and a gain on the sale of miscellaneous property and equipment of $462.

Net Loss.  We incurred a net loss of $313,462 for the first quarter of 2002 compared to a net loss of $565,885 for the first quarter of 2001, a decrease of $252,423 or 45%.  The decrease in our net loss resulted from decreased operating expenses.  Operating expenses declined in part due to reduced staffing costs and a reduction of depreciation related to our Internet product.

Liquidity and Capital Resources

We had cash of $69,208 and negative working capital of $35,014 as of March 31, 2002.  Cash used in operating activities during the three-month period was $81,681.  Cash received from investing activities was $3,121 (proceeds from the sale of property and equipment).  Currently the Company does not have enough capital to fund its current minimal operations beyond February 2003.  On July 1, 2002 the Company ceased business operations.

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

Critical Accounting Estimates

Our critical accounting policies are those (i) having the most impact to the reporting of our financial condition and results, and (ii) requiring significant judgments and estimates.  Our critical accounting policies include those related to property and equipment and a long-term prepaid expense.  At March 31, 2002, the Company had net property and equipment of $252,707 and long-term prepaid expense of $473,466.  The estimated fair value of these assets depends on the Company’s future performance.  As of March 31, 2002, the Company did not record any impairment losses related to these assets.  Subject to shareholder approval, the Company will sell substantially all of its assets to CallVision and will record for the three months ended June 30, 2002, an impairment loss of approximately $336,000.

Forward Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements included herein regarding activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements.

Actual events may differ materially from those anticipated in the forward-looking statements.  Important factors that may cause such a difference include the exhaustion of our working capital and our inability to consummate a merger with a privately held company, the fact that we no longer have possession of our operating assets, that we are highly dependent on the services of a certain corporate officer, and that our assets may become less marketable in the event the asset sale is not consummated or there are significant changes in technology.  For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 2001 and other recent filings with the SEC.

Item 3.  Controls and Procedures

No disclosures.

PART II  Other Information

No disclosures.

SIGNATURE

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONELINK, INC.

Date: September 12, 2002	By:	/s/ Paul F. Lidsky
	Title:	Chief Executive Officer and principal financial and accounting officer

CERTIFICATIONS

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. Lidsky, the Chief Executive Officer and principal financial officer of OneLink, Inc. (the ”Company”) in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signed:	/s/ Paul F. Lidsky
Name:	Paul F. Lidsky
Title:	Chief Executive Officer and principal financial officer of OneLink, Inc.

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. Lidsky, Chief Executive Officer and principal financial officer of OneLink, Inc., certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of OneLink, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:  September 12, 2002

Signed:	/s/ Paul F. Lidsky
Name:	Paul F. Lidsky
Title:	Chief Executive Officer and principal financial officer of OneLink, Inc.