Form 10QSB
period 2002-06-30
ONELINK INC
filed 2002-09-13
CIK 891389

United States

Securities & Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

952-294-3398

(Issuer’s telephone number)

           Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒      NO ☐

APPLICABLE TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,861,254 shares of common stock outstanding as of September 9, 2002, par value $.01 per share.

           Transitional Small Business Disclosure Format (check one): YES ☐      NO ☒

OneLink, Inc.

Form 10-QSB

Quarter Ended June 30, 2002

PART I — Financial Information

Item 1.  Financial Statements

OneLink, Inc.

Balance Sheets

	June 30,	December 31,
	2002	2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,229	$147,768
Trade accounts receivable, net of allowance for doubtful
accounts of $0 in 2002 and 2001	109,812	145,761
Receivable, sale of TeleSmart & TeleMetrics Products	214,300	0
Prepaid expenses	14,239	65,207
Total current assets	351,580	358,736

Property and equipment:
Furniture and equipment	49,927	513,793
TeleSmart equipment	0	997,171
Product equipment	0	214,505
Web-based software	0	745,940
Total property and equipment	49,927	2,471,409
Accumulated depreciation and amortization	(48,057)	(2,089,050)
	1,870	382,359
Other assets:
Long-term prepaid expense, net of amortization	0	516,509
Deposits	11,465	11,465
	11,465	527,974

Total assets	$364,915	$1,269,069

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$83,483	$54,305
Accrued payroll and related taxes	1,706	33,212
Accrued expenses	61,043	62,110
Deferred revenue	0	103,356
Total current liabilities	146,232	252,983

Shareholders’ equity:
Series A Convertible Preferred Stock, par value $.01 per share, Authorized shares—1,400,000; Issued and outstanding shares: 2002 and 2001— 1,320,000	13,200	13,200
Common Stock, par value $.01 per share, Authorized shares— 50,000,000; Issued and outstanding shares: 2002 and 2001— 9,861,254	98,612	98,612
Additional paid-in capital	16,116,976	16,116,976
Stock-subscription receivable	(223,922)	(223,922)
Accumulated deficit	(15,786,183)	(14,988,780)
Total shareholders’ equity	218,683	1,013,086

Total liabilities and shareholders’ equity	$364,915	$1,269,069

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenues
TeleSmart	$165,994	$252,064	$419,517	$520,697
Consulting	23,628	94,319	65,153	318,113
Product/Set-up fees	3,790	9,575	12,525	15,130
Customer Service	24,000	32,312	59,854	65,069
Total Revenues	217,412	388,270	557,048	919,009
Cost of revenues	145,809	266,164	388,273	572,116
Gross profit	71,603	122,106	168,775	346,893

Operating expenses:
Selling	3,378	189,239	32,285	323,753
General and administrative	222,450	496,633	564,815	969,217
Research and product development	0	203,039	40,067	393,953
Impairment charge related to TeleSmart and TeleMetrics Products	336,506	0	336,506	0
Total operating expenses	562,334	888,911	973,673	1,686,923
Operating loss	(490,731)	(766,805)	(804,898)	(1,340,030)

Interest income	11	6,510	458	13,850
Other income	6,779	0	7,037	0
Net loss	$(483,941)	$(760,295)	$(797,403)	$(1,326,180)

Net loss per common share:
Basic and Diluted	$(0.05)	$(0.08)	$(.08)	$(.13)
Weighted average number of shares outstanding (Basic and Diluted)	9,861,254	9,861,254	9,861,254	9,861,254

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(797,403)	$(1,326,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209,189	295,155
Net gain on sale of property and equipment	(7,241	0
Loss on sale of TeleSmart and TeleMetrics Products	336,506	0
Changes in operating assets and liabilities:
Accounts receivable, net	35,949	38,217
Prepaid expenses and deposits	137,053	126,965
Accounts payable and accrued expenses	(3,395)	(46,448)
Deferred revenue	(53,916)	274,356
Net cash used in operating activities	(143,258)	(637,935)

Investing activities:
Proceeds from sale of property and equipment	8,719	0
Purchases of property and equipment	0	(80,942)
Net cash used in investing activities	8,719	(80,942)

Financing activities:
Proceeds from issuance of Series A convertible preferred stock, net	0	615,833
Net cash provided by financing activities	0	615,833

Decrease in cash and cash equivalents	(134,539)	(103,044)
Cash and cash equivalents at beginning of period	147,768	653,602
Cash and cash equivalents at end of period	$13,229	$550,558

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$0	$0
Cash paid during the period for taxes	$0	$0

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accounts received related to the sale of the TeleSmart and TeleMetrics Products	$214,300	$0

See accompanying notes to financial statements.

OneLink, Inc.

Notes to Financial Statements

June 30, 2002

(unaudited)

Note 1.  Summary of Significant Accounting Policies.

Interim Financial Information.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  The accompanying financial statements and related notes should be read in conjunction with our audited financial statements, and notes thereto, for the fiscal year ended December 31, 2001, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001 (Readers should also carefully review Note 2 below discussing the sale of assets).

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

Net Loss Per Share.  Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per share in subsequent years.  All options and warrants outstanding were antidilutive at June 30, 2002 and 2001.

Note 2.  Sale of Assets

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

Pursuant to the asset purchase agreement with CallVision, the Company will sell substantially all its assets in exchange for cash payments of up to $214,300.  Upon the execution and delivery of the asset purchase agreement, CallVision paid the Company $100,000 in cash, plus an additional $14,300 in cash for the Company’s June 2002 office rent and T-1 bandwidth.  At the closing of the asset sale, CallVision will pay the Company $100,000 in cash and an amount equal to 15% of revenue generated from certain sales of current or future versions of the Company’s TeleSmart and TeleMetrics products during the period from closing through December 31, 2003.  The closing of the asset purchase agreement is contingent upon the approval of the asset sale by the Company’s shareholders.  During the three months ended June 30, 2002, the Company record an impairment loss on a long-term prepaid expense, and property and equipment sold to CallVision of approximately $336,000 in connection with the proposed asset sale to CallVision.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

The accompanying management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited financial statements, and notes thereto, for the fiscal year ended December 31, 2001, included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Results of Operations

The following table sets forth certain Statements of Operations data as a percentage of revenues.

	Six	Six
	Second	Second	Months	Months
	Quarter	Quarter	Ended	Ended
	2001	2000	June 30, 2001	June 30, 2000
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.1	68.6	69.7	62.3
Gross profit	32.9	31.4	30.3	37.7
Operating expenses:
Selling	1.6	48.7	5.8	35.2
General & administrative	102.3	127.9	101.4	105.5
Research & product development	0.0	52.3	7.2	42.9
Total operating expenses	103.9	228.9	114.4	183.6
Other income (expense)	(151.6)	1.7	(59.0)	1.4
Net loss	(222.6)%	(195.8)%	(143.1)%	(144.3)%

Revenues.  Revenues for the second quarter 2002 were $217,412 compared to $388,270 for the second quarter of 2001.  This was a decrease of $170,858 or 44%.  In 2002, year-to-date revenues were $557,048, a decrease of $361,961 or 39% compared to 2001 year-to-date revenues of $919,009.  The decrease in revenues is a result of fewer consulting projects done for existing customers in 2002.  TeleSmart revenues declined mainly due to the loss of the Company’s major customer and the downturn in the telecommunications market.  The Company ceased operations on July 1, 2002, and does not expect to have any revenues in the near future.

Cost of Revenues.  The cost of revenues for the second quarter of 2002 was $145,809, a decrease of $120,355 or 45% compared to $266,164 for the second quarter of 2001.  Year-to-date cost of revenues for 2002 decreased to $388,273 from $572,116 in 2001.  This was a decrease of $183,843 or 32%.  The decrease was principally caused by reductions of external-consulting costs by approximately $72,000 from the same period in 2001.  In addition, other expenses in the second quarter 2002 versus 2001 decreased as a result of employee workforce reductions in June 2001.  Because the Company ceased operations on July 1, 2002, the Company expects any future cost of revenues to be minimal.

Gross Margin.  Our gross profit margin increased to 33% for the three months ended June 30, 2002 from 31% for the three months ended June 30, 2001.  The slight increase in the gross margin for the three months ended June 30, 2002 relates to management of costs and a decrease in costs associated with the TeleSmart revenues.  For the six months ended June 30, 2002, our gross profit margin was 30% compared to 38% for the six months ended June 30, 2001.

The decrease for the six months ended June 30, 2002 versus 2001 relates to a decrease in consulting revenues (which revenues generally result in a higher gross margin).

Selling Expenses.  Selling expenses for the second quarter of 2002 were $3,378 compared to $189,239 for the second quarter of 2001, a decrease of $185,861 or 98%.  Year-to-date selling expenses for 2002 were $32,285 compared to $323,753 for the year-to-date 2001, a decrease of $291,468 or 90%.  Management minimized any excessive selling expenses during 2002 due to the anticipated sale of assets to CallVision, Inc. and the decision to cease operations.  Sales personnel positions were eliminated and the use of outside consultants was discontinued.

General and Administrative Expenses.  General and administrative expenses for the second quarter of 2002 were $222,450 compared to $496,633 for the second quarter of 2001, a decrease of $274,183 or 55%.  Year-to-date general and administrative expenses were $564,815 compared to $969,217 for the same period in 2001, a decrease of $404,402 or 42%.  The year-to-date decrease from 2001 mainly resulted from reductions in external-consulting costs due to less need to outsource work and reductions of overall expenses of the Company.

Research and Product Development Expenses.  Research and product development expenses for the second quarter of 2002 were $0 compared to $203,039 for the second quarter of 2001.  Year-to-date 2002 research and product development expenses were $40,067 compared to $393,953 for the same period in 2001, a decrease of $353,886 or 90%.  To minimize costs and preserve capital, the Company discontinued any projects related to research and product development during the second quarter of 2002.

Other Income and Expense.  Interest income for the second quarter of 2002 was $11, a decrease of $6,499 or 99% compared to $6,510 for the second quarter of 2001.  For the six months ended June 30, 2002, interest income was $458, a decrease of $13,392 or 97% compared to $13,850 in the same period in 2001.  The decrease was a result of lower cash and cash equivalents held during the three and six-month periods ended June 30, 2002.  We had no interest expense in 2002 or 2001.  During the three months ended June 30, 2002, the Company recorded an impairment loss on a long-term prepaid expense and property and equipment sold to CallVision, Inc. of $336,506.  Other non-interest income was $6,779 for the three months ended June 30, 2002, including finance charges and a gain from the sale of miscellaneous property and equipment.

Net Loss.  We incurred a net loss of $483,941 for the second quarter of 2002 compared to a net loss of $760,295 for the second quarter of 2001, a decrease of $276,354 or 36%.  For 2002 year-to-date, we incurred net losses of $797,403 compared to $1,326,180 for 2001 year-to-date, which represents a decrease of $528,777 or 40%.  The decrease in our net loss resulted from decreased operating and depreciation expenses in connection with our decision to cease operations on July 1, 2002.

Liquidity and Capital Resources

We had cash of $13,229 and working capital of $205,348 as of June 30, 2002.  Cash used in operating activities during the six-month period ended June 30, 2002 was $143,258.  Cash provided by investing activities was $8,719, which was related to the sale of miscellaneous property and equipment.  The Company does not have enough capital to fund its current minimal operations beyond February 2003.  On July 1, 2002 the Company ceased business operations.

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

Critical Accounting Estimates

Our critical accounting policies are those (i) having the most impact to the reporting of our financial condition and results, and (ii) requiring significant judgments and estimates.  Our critical accounting policies include those related to property and equipment and long-term prepaid expense.  At June 30, 2002, the Company will sell substantially all of its assets to CallVision and accordingly recorded for the three months ended June 30, 2002, an impairment loss of approximately $336,000.

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

Actual events may differ materially from those anticipated in the forward-looking statements.  Important factors that may cause such a difference include the exhaustion of our working capital and our inability to continue preparing and filing SEC disclosure reports and identify or consummate a merger with a privately held company, the fact that we no longer have possession of our operating assets, that we are highly dependent on the services of a certain corporate officer, and that our assets may become less marketable in the event the asset sale is not consummated or there are significant changes in technology.  For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 2001 and other recent filings with the SEC.

Item 3.  Controls and Procedures

No disclosures.

PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

None.

(b)       Reports on Form 8-K

                The Company filed a current report on Form 8-K on May 14, 2002.  The report referenced the Company’s press release dated April 24, 2002 which announced that without additional funding the Company would be unable to continue operations beyond May 31, 2002.

                The Company filed a current report on Form 8-K on June 5, 2002.  The report referenced the Company’s press release dated June 3, 2002 which announced that the Company had entered into a letter of intent with CallVision, Inc. pursuant to which it would sell substantially all of the Company’s assets.

SIGNATURE

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONELINK, INC.

Date: September 12, 2002	By:	/s/ Paul F. Lidsky
	Title:	Chief Executive Officer and principal accounting officer

CERTIFICATIONS

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. Lidsky, the Chief Executive Officer and principal financial officer of OneLink, Inc. (the ”Company”) in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Dated:  September 12, 2002

Signed:	/s/ Paul F. Lidsky
Name:	Paul F. Lidsky
Title:	Chief Executive Officer and principal financial officer of OneLink, Inc.