Form 10QSB
period 2002-09-30
ONELINK INC
filed 2002-11-19
CIK 891389

United States

Securities & Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

           State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,861,254 shares of common stock outstanding as of November 18, 2002, par value $.01 per share.

           Transitional Small Business Disclosure Format (check one): YES ☐      NO ☒

OneLink, Inc.

Form 10-QSB

Quarter Ended September 30, 2002

PART I — Financial Information

Item 1.  Financial Statements

OneLink, Inc.

Balance Sheets

	September 30,	December 31,
	2002	2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,838	$147,768
Trade accounts receivable	1,513	145,761
Receivable, sale of TeleSmart & TeleMetrics Products	100,000	0
Prepaid expenses	55,270	65,207
Total current assets	170,621	358,736

Property and equipment:
Furniture and equipment	49,927	513,793
TeleSmart equipment	0	997,171
Product equipment	0	214,505
Web-based software	0	745,940
Total property and equipment	49,927	2,471,409
Accumulated depreciation and amortization	(49,194)	(2,089,050)
	733	382,359
Other assets:
Long-term prepaid expense, net of amortization	0	516,509
Deposits	22,040	11,465
	22,040	527,974

Total assets	$193,394	$1,269,069

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$49,215	$54,305
Accrued payroll and related taxes	0	33,212
Accrued expenses	60,393	62,110
Deferred revenue	0	103,356
Total current liabilities	109,608	252,983

Shareholders’ equity:
Series A Convertible Preferred Stock, par value $.01 per share, Authorized shares—1,400,000; Issued and outstanding shares: 2002 and 2001— 1,320,000	13,200	13,200

Common Stock, par value $.01 per share, Authorized shares—
50,000,000; Issued and outstanding shares: 2002 and 2001— 9,861,254	98,612	98,612

Additional paid-in capital	16,116,976	16,116,976
Stock-subscription receivable	(223,922)	(223,922)
Accumulated deficit	(15,921,080)	(14,988,780)
Total shareholders’ equity	83,786	1,013,086

Total liabilities and shareholders’ equity	$193,394	$1,269,069

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenues
TeleSmart	$0	$243,747	$419,517	$764,444
Consulting	0	73,750	65,153	391,863
Product/Set-up fees	0	9,655	12,525	24,785
Customer Service	0	35,149	59,854	100,218
Total Revenues	0	362,301	557,048	1,281,310
Cost of revenues	2,528	252,964	390,801	825,080
Gross profit (loss)	(2,528)	109,337	166,247	456,230

Operating expenses:
Selling	0	29,684	32,285	353,438
General and administrative	144,674	391,881	709,489	1,361,098
Research and product development	0	31,826	40,067	425,778
Restructuring Fees	0	29,906	0	29,906
Impairment charge related to TeleSmart and TeleMetrics Products	0	0	336,507	0
Total operating expenses	144,674	483,297	1,118,347	2,170,220
Operating loss	(147,202)	(373,960)	(952,100)	(1,713,990)

Interest income	0	3,725	458	17,575
Other income	12,305	0	19,342	0
Net loss	$(134,897)	$(370,235)	$(932,300)	$(1,696,415)

Net loss per common share:
Basic and Diluted	$(0.01)	$(0.04)	$(0.09)	$(0.17)
Weighted average number of shares outstanding (Basic and Diluted)	9,861,254	9,861,254	9,861,254	9,861,254

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2002	2001
Operating activities:
Net loss	$(932,300)	$(1,696,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210,326	444,457
Net gain on sale of property and equipment	(7,241)	0
Loss on sale of TeleSmart and TeleMetrics Products	336,507	0
Changes in operating assets and liabilities:
Accounts receivable	144,243	196,757
Prepaid expenses and deposits	85,447	155,629
Accounts payable and accrued expenses	(40,019)	(79,572)
Deferred revenue	(53,916)	124,701
Net cash used in operating activities	(256,949)	(854,443)

Investing activities:
Proceeds from sale of property and equipment	123,019	257
Purchases of property and equipment	0	(83,422)
Net cash provided by (used in) investing activities	123,019	(83,165)

Financing activities:
Proceeds from issuance of Series A convertible preferred stock, net	0	615,833
Net cash provided by financing activities	0	615,833

Decrease in cash and cash equivalents	(133,930)	(322,475)
Cash and cash equivalents at beginning of period	147,768	653,602
Cash and cash equivalents at end of period	$13,838	$331,127

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$0	$0
Cash paid during the period for taxes	$0	$0

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accounts receivable related to the sale of the TeleSmart and TeleMetrics Products	$214,300	$0

See accompanying notes to financial statements.

OneLink, Inc.

Notes to Financial Statements

September 30, 2002 and 2001

(unaudited)

Note 1.  Summary of Significant Accounting Policies.

Interim Financial Information.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  Operating results for the nine and three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  The accompanying financial statements and related notes should be read in conjunction with our audited financial statements, and notes thereto, for the fiscal year ended December 31, 2001, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001 (Readers should also carefully review Note 2 below discussing the sale of assets).

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

Net Loss Per Share.  Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive.  Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per share in subsequent years.  All options and warrants outstanding were antidilutive for the nine and three months ended September 30, 2002 and 2001.

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

Pursuant to the asset purchase agreement with CallVision, the Company will sell substantially all its assets in exchange for cash payments of up to $214,300.  Upon the execution and delivery of the asset purchase agreement, CallVision paid the Company $100,000 in cash, plus an additional $14,300 in cash for the Company’s June 2002 office rent and T-1 bandwidth.  At the closing of the asset sale, CallVision will pay the Company $100,000 in cash and an amount equal to 15% of revenue generated from certain sales of current or future versions of the Company’s TeleSmart and TeleMetrics products during the period from closing through December 31, 2003.  The closing of the asset purchase agreement is contingent upon the approval of the asset sale by the Company’s shareholders.  The Company has called a special meeting of the shareholders to be held on Friday, November 22, 2002, in order to approve the asset sale.  During the nine months ended September 30, 2002, the Company record an impairment loss on a long-term prepaid expense, and property and equipment sold to CallVision of approximately $336,000 in connection with the proposed asset sale to CallVision.

Note 3.  Recently Issued Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 is effective October 1, 2002.  The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company’s financial position or results of operations.

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

Results of Operations

The following table sets forth certain Statements of Operations data as a percentage of revenues (percentages are not included for the three-month periods since no revenues were recorded during the three months ended September 30, 2002).

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30, 2002	September 30, 2001
Revenues	100.0%	100.0%
Cost of revenues	70.2	64.4
Gross profit	29.8	35.6
Operating expenses:
Selling	5.8	27.6
General & administrative	127.4	106.2
Research & product development	7.2	33.2
Impairment charge	60.4	0.0
Total operating expenses	200.8	169.4
Other income (expense)	3.6	(1.4)
Net loss	(167.4)%	(132.4)%

Revenues.  Revenues for the third quarter 2002 were $0 compared to $362,301 for the third quarter of 2001.  In 2002, year-to-date revenues were $557,048, a decrease of $724,262 or 57% compared to 2001 year-to-date revenues of $1,281,310.  The decrease in revenues is a result of (i) fewer consulting projects done for existing customers in 2002, (ii) a decline in TeleSmart revenues mainly due to the loss of the Company’s major customer and the downturn in the telecommunications market, and (iii) the cessation of the Company’s operations on July 1, 2002.  The Company does not expect to have any revenues in the near future.

Cost of Revenues.  The cost of revenues for the third quarter of 2002 was $2,528, a decrease of $250,436 or 99% compared to $252,964 for the third quarter of 2001.  Year-to-date cost of revenues for 2002 decreased to $390,801 from $825,080 in 2001.  This was a decrease of $434,279 or 53%.  The decrease was principally caused by (i) reductions of external-consulting costs by approximately $123,000 from the same period in 2001, (ii) workforce reductions in 2002, and (iii) the cessation of the Company’s operations on July 1, 2002.  Because the Company ceased operations on July 1, 2002, the Company expects any future cost of revenues to be minimal.

Gross Margin.  Our gross profit margin was $(2,528) for the three months ended September 30, 2002 compared to $109,337 for the three months ended September 30, 2001.  The decrease in the gross margin for the three months ended September 30, 2002 relates to the Company not having any sales during the quarter.  For the nine months ended September 30, 2002, our gross profit margin was 30% compared to 36% for the nine months ended September 30, 2001.  The decrease for the nine months ended September 30, 2002 versus 2001 primarily relates to a decrease in consulting revenues (which revenues generally result in a higher gross margin) and the cessation of the Company’s operations beginning on July 1, 2002.

Selling Expenses.  Selling expenses for the third quarter of 2002 were $0 compared to $29,684 for the third quarter of 2001.  Year-to-date selling expenses for 2002 were $32,285 compared to $353,438 for the year-to-date 2001, a decrease of $321,153 or 91%.  Management minimized any excessive selling expenses during 2002 in anticipation of the sale of assets to CallVision, Inc. and the decision to cease operations.  Sales personnel positions were eliminated and the use of outside consultants was discontinued.

General and Administrative Expenses.  General and administrative expenses for the third quarter of 2002 were $144,674 compared to $391,881 for the third quarter of 2001, a decrease of $247,207 or 63%.  Year-to-date general and administrative expenses were $709,489 compared to $1,361,098 for the same period in 2001, a decrease of $651,609 or 48%.  The year-to-date decrease from 2001 mainly resulted from reductions in external-consulting costs due to less need to outsource work and reductions of overall expenses of the Company.

Research and Product Development Expenses.  Research and product development expenses for the third quarter of 2002 were $0 compared to $31,826 for the third quarter of 2001.  Year-to-date 2002 research and product development expenses were $40,067 compared to $425,778 for the same period in 2001, a decrease of $385,711 or 91%.  To minimize costs and preserve capital, the Company discontinued any projects related to research and product development during the second quarter of 2002.  The Company did not engage in any research and development projects in the third quarter of 2002, and does not anticipate engaging in any research and development projects in the near future.

Other Income and Expense.  Interest income for the third quarter of 2002 was $0, compared to $3,725 for the third quarter of 2001.  For the nine months ended September 30, 2002, interest income was $458, a decrease of $17,117 or 97% compared to $17,575 in the same period in 2001.  The decrease was a result of lower cash and cash equivalents held during the three and nine-month periods ended September 30, 2002.  We had no interest expense in 2002 or 2001.  During the nine months ended September 30, 2002, the Company recorded an impairment loss on a long-term prepaid expense and property and equipment sold to CallVision, Inc. of $336,507.  Other non-interest income was $12,305 for the three months ended September 30, 2002, including finance charges and a gain from the sale of miscellaneous property and equipment.

Net Loss.  We incurred a net loss of $134,897 for the third quarter of 2002 compared to a net loss of $370,235 for the third quarter of 2001, a decrease of $235,338 or 64%.  For 2002 year-to-date, we incurred net losses of $932,300 compared to $1,696,415 for 2001 year-to-date, which represents a decrease of $764,115 or 45%.  The decrease in our net loss resulted from decreased operating and depreciation expenses in connection with our decision to cease operations on July 1, 2002 and other factors noted above.

Liquidity and Capital Resources

We had cash of $13,838 and working capital of $61,013 as of September 30, 2002.  Cash used in operating activities during the nine months ended September 30, 2002 was $256,949.  Cash provided by investing activities during the same nine-month period was $123,019, which sum was related to the sale of miscellaneous property and equipment and the sale of TeleSmart and TeleMetrics products.  The Company does not have enough capital to fund its current minimal operations for more than three fiscal quarters (assuming the receipt of the remaining $100,000 due from CallVision, Inc. upon the consummation of the asset sale).

On July 1, 2002 the Company ceased business operations.  Accordingly, the Company engaged in no business operations during the three months ended September 30, 2002, and does not expect to resume business operations (of any character) in the near future.  Because the Company does not anticipate engaging in any business operations, the Company does not expect to have any income from operations in the near future.

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

The Company has called and noticed a special meeting of the shareholders to be held on November 22, 2002 in order to approve the sale of substantially all of the Company’s assets to CallVision.  Shareholders holding a majority of the Company’s outstanding voting shares have already agreed in writing to approve the asset sale pursuant to voting agreements they have entered into with CallVision.  Pursuant to the voting agreements, these shareholders have agreed not to transfer or grant voting rights related to any of their shares of capital stock of OneLink.  The shareholders have further agreed to vote their shares in favor of the asset sale at the special meeting.  In the event that the shareholders do not appear in person to so vote their shares, they have provided CallVision with irrevocable proxy appointments granting authority to CallVision to vote their shares in favor of the asset sale on their behalf.  In addition, the shareholders have agreed not to solicit or encourage third parties to make competing acquisition proposals for shares of OneLink stock or OneLink assets, or to enter into negotiations with OneLink for the purpose of making any such competing acquisition proposals.  Accordingly, the Company expects to receive the shareholders’ approving vote for the asset sale at the special meeting, and further expects to close the sale prior to December 31, 2002.

Subject to regulatory considerations, OneLink’s common stock will continue to be quoted on the over-the-counter bulletin board on the “pink sheets” after the asset sale, and the Company will make reasonable efforts to continue filing disclosure reports with the SEC required by the Securities and Exchange Act of 1934, as amended, in order to locate a private company seeking to become public through a merger with a public shell.  In this regard, the Company currently estimates that it will maintain approximately $15,000 for this purpose after the closing of the asset sale, and that it can likely maintain OneLink’s public reporting status for three fiscal quarters after the consummation of the asset sale.

Critical Accounting Estimates

Our critical accounting policies are those (i) having the most impact to the reporting of our financial condition and results, and (ii) requiring significant judgments and estimates.  Our critical accounting policies include those related to property and equipment and long-term prepaid expense.  At June 30, 2002, the Company was deemed to have sold substantially all of its assets to CallVision and accordingly recorded, for the nine months ended September 30, 2002, an impairment loss of approximately $336,000, determined by using the fair market value of the assets sold pursuant to the Asset Purchase Agreement with CallVision.

Recently Issued Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 is effective October 1, 2002.  The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company’s financial position or results of operations.

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

Item 3.  Controls and Procedures

Within 90 days prior to the filing of this quarterly report, the Company’s Chief Executive Officer and its Chief Financial Officer evaluated the Company’s disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and its Chief Financial Officer determined that such controls and procedures were effective.  There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

99.1         Certification under Section 906

(b)       Reports on Form 8-K

                None

SIGNATURE

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONELINK, INC.

Date: November 19, 2002	By:	/s/ Paul F. Lidsky
	Title:	Chief Executive Officer and principal accounting officer

237972.2

CERTIFICATION

I, Paul F. Lidsky, the Chief Executive Officer and principal financial officer of OneLink, Inc., certify that:

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

4.          I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

By:	/s/ Paul F. Lidsky
Name:	Paul F. Lidsky
Title:	Chief Executive Officer and principal financial officer