Form 10KSB
period 2002-12-31
ONELINK INC
filed 2003-05-27
CIK 891389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-25764

OneLink, Inc.

Minnesota State of Incorporation	41-1675041 I.R.S. Employer Identification No.

800 Nicollet Mall Suite 2690 Minneapolis, MN 55402 (612) 338-8948

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

      Yes        No

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.

     The Company’s revenues from continuing operations for the fiscal year ended December 31, 2002 totaled $556,311.

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of May 21, 2003 was approximately $1,000 based on the average of the closing bid and asked price of the registrant’s common stock on such date. The number of shares outstanding of the registrant’s common stock, as of May 21, 2003 was 9,861,254.

     Transitional Small Business Issuer Format (Check One):

      Yes        No

ONELINK, INC.

     All statements, other than statements of historical fact, included in this Form 10-KSB, including without limitation the statements under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of OneLink, Inc., (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, our ability to maintain compliance with SEC disclosure requirements, our ability to locate a privately held company seeking to merge with the Company and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

Item 1. Description of Business

General

     OneLink, Inc. (the “Company” or “OneLink”) was incorporated in Minnesota in June 1990. Prior to July 1, 2002, OneLink provided telecommunications-based business-intelligence services via the Internet. The Company’s services enabled the production of business-intelligence reports based on caller data of business customers available from telecommunications companies. The reports included summaries and detail of the data about the location of the businesses’ incoming callers, frequency of calls, number of unanswered calls, busy calls, and similar information. Incumbent Local Exchange Carriers (referred to in the industry as “ILECs”) provided the data the Company used to generate the business-intelligence reports. The Company sold its service directly to ILECs, primarily targeting the Regional Bell Operating Companies, and the ILECs in turn marketed and sold the Company’s services under their own private branding to their own business customers (which the Company refers to as “end-user customers”), especially small to medium-sized businesses depending on incoming telephone calls to generate revenue (e.g., businesses that rely on reservations, appointments, service calls, etc.).

Sale of Assets

     On April 24, 2002, the Company announced that its ability to generate cash flow was severely impacted by the downturn in the telecommunications market. The severe downturn greatly delayed the deployment of the Company’s products by Regional Bell Operating Companies. On June 3, 2002, the Company announced that a letter of intent was signed with CallVision, Inc. (“CallVision”) pursuant to which CallVision agreed in principle to purchase substantially all of the Company’s assets. The Company entered into an asset purchase agreement with CallVision, Inc. on June 28, 2002, and ceased operations as of July 1, 2002. On December 6, 2002, the Company’s shareholders approved the asset sale and on December 11, 2002, the Company closed on its sale of substantially all of its assets to CallVision.

     Pursuant to the asset purchase agreement with CallVision, the Company sold substantially all its assets in exchange for cash payments totaling $214,300. Upon the execution and delivery of the asset purchase agreement, CallVision paid the Company $100,000 in cash, plus an additional $14,300 in cash for the Company’s June 2002 office rent and T-1 bandwidth. At the closing of the asset sale, CallVision paid the Company $100,000 in cash. The Company will also receive an amount equal to 15% of revenue generated from certain sales of current or future versions of the Company’s TeleSmart and TeleMetrics products during the period from closing through December 31, 2003. The proceeds received from the sale of the Company’s assets were not sufficient to allow the Company to make any distributions to the Company’s shareholders. During the year ended December 31, 2002, the Company recorded a loss of approximately $337,000 related to a long-term prepaid expense, and property and equipment sold to CallVision in connection with the asset sale to CallVision.

     The Company believes that the asset sale enables the Company to seek a business combination or other transaction which will provide a more attractive opportunity than the Company’s former telecommunications-based business-intelligence services business. The Company hopes to utilize its remaining capital structure to attract a business opportunity that will maximize potential value to shareholders. However, current market and economic conditions may reduce the number of privately held companies seeking access to the public markets. These factors and conditions are beyond our control, and may make it difficult or impossible to identify and/or consummate a merger with a privately held company seeking access to the public markets.

     As a result of the asset sale, the Company currently has no operating business and no employees.

Item 2. Description of Property

     Through June 30, 2002, the Company leased approximately 8,228 square feet of commercial office and warehouse space for $8,228 per month plus operating expenses and utilities at 10340 Viking Drive, Suite 150, Eden Prairie, Minnesota 55344. As of July 1, 2002, the Company terminated this lease. The Company currently uses 800 Nicollet Mall, Suite 2690, Minneapolis, MN 55402 as its administrative headquarters. Wyncrest Capital, Inc. is currently providing this limited space to the Company at no charge. The Company anticipates using this space through 2003.

Item 3. Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     Pursuant to an Asset Purchase Agreement dated as of June 28, 2002 (the “Asset Purchase Agreement”) by and between the Company and CallVision, CallVision agreed to purchase substantially all of the operating assets of the Company.

     On November 13, 2002, the Company first mailed to the Company’s shareholders the Notice of Special Meeting and Information Statement filed with the Securities and Exchange Commission on the same date. The Notice of Special Meeting and Information Statement notified the Company’s shareholders of a special meeting to be held on November 22, 2002 at which the shareholders were asked to approve the Company’s sale of substantially all of its assets on the terms and conditions contained in the Asset Purchase Agreement.

     At the special meeting held on November 22, 2002, there was not a sufficient number of shares represented in person or by proxy in order to constitute a quorum for the transaction of business. Accordingly, the special meeting was adjourned until December 2, 2002 pursuant to the Company’s bylaws. At the reconvened meeting held on December 2, 2002, there was not a sufficient number of shares represented in person or by proxy in order to constitute a quorum for the transaction of business. Accordingly, the special meeting was adjourned until December 6, 2002 pursuant to the Company’s bylaws. At the reconvened meeting held on December 6, 2002, the Company’s shareholders approved the asset sale. The vote count on the asset sale was 5,593,368 for, none against and none abstaining.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company’s common stock is currently traded on the pink sheets under the symbol “ONEL.PK.” The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2002 and 2001. Trading in the Company’s common stock in 2002 was sporadic, exemplified by low trading volume and many days during which no trades occurred.

Year Ending December 31, 2002

	High	Low

First Qtr	$.00	$.00

Second Qtr	.01	.00

Third Qtr	.00	.00

Fourth Qtr	.04	.00

Year Ending December 31, 2001

	High	Low

First Qtr	$1.156	$.375

Second Qtr	.50	.375

Third Qtr	.37	.16

Fourth Qtr	.27	.10

     The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The approximate number of shareholders of record of the common stock as of March 5, 2003 was 100.

     The Company has never declared or paid a cash dividend on our common stock and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operations

Overview:

     On December 11, 2002, pursuant to an agreement and shareholder approval, the Company closed on the sale of substantially all of its net operating assets. The Company recorded a loss of approximately $337,000 related to a long-term prepaid expense, and property and equipment sold to CallVision in connection with the asset sale with gross cash proceeds of $214,300. After the sale, the Company has no sources of revenue as the net operating assets sold represented substantially all of its operations. The Company believes that the asset sale will enable the Company to seek a business combination or other transaction which will provide a more attractive opportunity than the Company’s former telecommunications-based business-intelligence services business. The Company hopes to utilize its remaining capital structure to attract a business opportunity that will maximize potential value to shareholders. However, without a source of revenues, the Company’s ability to continue as a going concern is dependent on such a business combination or other transaction occurring.

Results of Operations:

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues. The Company’s revenues for the year ended December 31, 2002 were $556,000, a 66% decrease, compared to $1,640,000 for the year ended December 31, 2001. The decrease in revenues is the result of the Company ceasing operations on July 1, 2002, a slowdown in consulting projects related to the development of additional systems to support its products, a decline in the overall economy, and a lack of additional sales for the Company’s TeleSmart Data Services and TeleSmart Web.

     Cost of Revenues and Gross Profit. The Company’s cost of revenues for the year ended December 31, 2002 was $390,000, compared to $1,031,000 for the year ended December 31, 2001, a decrease of 62%. The decrease was primarily the result of lower revenues due to the Company ceasing operations on July 1, 2002.

     Gross profit for the year ended December 31, 2002 was $166,000, compared to $609,000 for the year ended December 31, 2001, a decrease of 73%. Gross profit as a percentage of revenues was 30% in 2002 compared with 37% in 2001.

     Research and Product Development Expenses. Research and product development expenses for the year ended December 31, 2002 were $40,000, compared to $452,000 for the year ended December 31, 2001, a decrease of 91%. The decrease in research and product development expenses was primarily the result of reduced headcount in 2002 as compared to 2001 and the Company ceasing operations on July 1 ,2002.

     Selling Expenses. Selling expenses for the year ended December 31, 2002 were $32,000, a 91% decrease, compared to $364,000 for the year ended December 31, 2001. Management minimized any excessive selling expenses during 2002 in anticipation of the sale of assets to CallVision, Inc. and the decision to cease operations. Sales personnel positions were eliminated and the use of outside consultants was discontinued.

     General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2002 were $ 781,000, compared to $1,653,000 for the year ended December 31, 2001, a decrease of 53%. The decrease mainly resulted from reductions in external-consulting costs due to less outsourced work, reductions of overall expenses of the Company and was also due to the Company ceasing operations on July 1, 2002.

     Loss on Sale of TeleSmart and TeleMetrics Products. The Company recorded a loss of $337,000 on a long-term prepaid expense and property and equipment sold to CallVision, Inc.

     Other Income and Expense. Interest income for the year ended December 31, 2002 was $0, compared to $19,000 for the same period in 2001, due to a decrease in cash balances. Other non-interest income was $17,000 for the year ended December 31, 2002, compared to $72,000 for the year ended December 31, 2001. The other non-interest income in 2002 primarily related to finance charges and a gain from the sale of miscellaneous property and equipment. During 2001, non-interest income includes a reversal of an estimated sales tax liability of approximately $110,000 and the recording of an additional liability of $35,000 related to software licensing.

     Net Loss. The Company incurred a net loss of $1,007,000 for the year ended December 31, 2002, compared to a net loss of $1,799,000 for the prior year. This reduction is primarily the result of the Company ceasing operations on July 1, 2002 and other factors noted above.

     Liquidity and Capital Resources. The Company had positive working capital of $9,000 and $106,000 at December 31, 2002 and 2001, respectively. During 2002, cash used in operations was $369,000 primarily due to a net loss of $1,007,000, offset by depreciation and amortization of $209,000, loss on the sale of TeleSmart and TeleMetrics products of $337,000, $146,000 due to a decrease in accounts receivable and $102,000 due to a decrease in prepaid expenses and deposits. Cash provided by investing activities was $225,000, primarily related to the sale of miscellaneous property and equipment and the sale of TeleSmart and TeleMetrics products.

     During 2001, cash used in operations was $1,039,000 primarily resulting from a net loss of $1,799,000, reduced by depreciation and amortization of $581,000. Cash used in 2001 for investing activities was $82,000 for the purchase of property and equipment. Financing activities provided cash of $615,000, net of issuance costs, from a private placement of the Company’s Series A Convertible Preferred Stock.

     On July 1, 2002 the Company ceased business operations. Accordingly, the Company engaged in no business operations during the six months ended December 31, 2002, and does not expect to resume business operations (of any character) in the near future. Because the Company does not anticipate engaging in any business operations, the Company does not expect to have any income from operations in the near future.

     On June 28, 2002, the Company entered into an asset purchase agreement with CallVision, Inc., a Washington corporation, pursuant to which the Company agreed to sell substantially all of its assets to CallVision. On December 6, 2002, the Company’s shareholders approved the asset sale and on December 11, 2002, the Company closed on its sale of substantially all of its assets to CallVision. The Company has ceased conducting business operations and has transferred physical possession of its operating assets to CallVision.

     To date, The Company has not generated revenues sufficient to break even, and has supported business operations through a combination of borrowings and equity sales. Important factors in the board of director’s determination to enter into the asset sale with CallVision, Inc. included but were not limited to the following:

•	the Company’s inability to continue funding existing operations with its current cash flow

•	the Company’s inability to obtain additional equity or debt financing

•	the Company’s financial projections, which indicated that it could not increase revenues quickly enough to achieve positive cash flow prior to exhausting its working capital

•	the slowdown in the telecommunications industry resulting from the general economic recession, and the concomitant significant reduction in spending on advertising, marketing and promotion by telephone companies

•	after seeking strategic partners and/or potential purchasers for the Company’s assets, it was unable to find a superior alternative to the sale of assets to CallVision

     The Company does not have enough capital to fund its current operations for the next twelve months.

New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 in 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s financial position and results of operations.

Critical Accounting Estimates

     Critical accounting policies are those (i) having the most impact on the reporting of our financial condition and results, and (ii) requiring significant judgments and estimates. Due to the cessation of operations, the Company does not believe it has any critical policies or procedures.

Item 7. Financial Statements

INDEPENDENT AUDITORS’ REPORT

To Shareholders and Board of Directors of OneLink, Inc.

We have audited the accompanying balance sheets of OneLink, Inc. as of December 31, 2002 and 2001, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OneLink, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had net losses for the years ended December 31, 2002 and 2001 and had an accumulated deficit at December 31, 2002. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
February 27, 2003

OneLink, Inc.
Balance Sheets

	December 31,

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,346	$147,768
Trade accounts receivable	—	145,761
Prepaid expenses	60,527	65,207

Total current assets:	63,873	358,736

PROPERTY AND EQUIPMENT:
Furniture and equipment	—	513,793
TeleSmart equipment	—	997,171
Product equipment	—	214,505
Web-based software	—	745,940

		2,471,409
Accumulated depreciation and amortization	—	(2,089,050)

Total property and equipment, net:	—	382,359

OTHER ASSETS:
Long-term prepaid expense	—	516,509
Deposits	—	11,465

Total Assets:	$63,873	$1,269,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,887	$54,305
Accrued payroll and related taxes	—	33,212
Accrued expenses	46,538	62,110
Deferred revenue	—	103,356

Total current liabilities:	54,425	252,983

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 50,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares—1,400,000
Issued and outstanding shares:
1,320,000 shares at December 31, 2002 and 2001	13,200	13,200
($660,000 liquidation preference)
Common stock, par value $.01 per share:
Authorized shares—40,000,000
Issued and outstanding shares:
9,861,254 shares at December 31, 2002 and 2001	98,612	98,612
Additional paid-in capital	16,116,976	16,116,976
Stock-subscription receivable	(223,922)	(223,922)
Accumulated deficit	(15,995,418)	(14,988,780)

Total shareholders’ equity:	9,448	1,016,086

Total liabilities and shareholders’ equity:	$63,873	$1,269,069

See accompanying notes to financial statements.

OneLink, Inc.
Statements of Operations

	Years ended December 31,

	2002	2001

Revenues	$556,311	$1,639,929
Cost of revenues	390,479	1,030,835

Gross profit	165,832	609,094

OPERATING EXPENSES:
Selling	32,285	363,790
Research and product development	40,470	451,944
General and administrative	780,589	1,653,166
Restructuring expenses	—	29,906
Impairment charge related to TeleSmart and TeleMetrics products	336,507	—

Total Operating Expenses:	1,189,851	2,498,806

Operating loss	(1,024,019)	(1,889,712)

OTHER INCOME (EXPENSE):
Interest income	458	18,940
Other income (expense)	16,923	71,796

Net Loss:	$(1,006,638)	$(1,798,976)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(.10)	$(.18)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	9,861,254	9,861,254

See accompanying notes to financial statements.

OneLink, Inc.
Statements of Shareholders’ Equity

	Series A Convertible				Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at December 31, 2000	—	$—	9,861,254	$98,612	$15,515,043	$(223,922)	$(13,189,804)	$2,199,929
Private placement of Series A convertible preferred stock, net of issuance costs	1,320,000	13,200	—	—	601,933	—	—	615,133
Net loss	—	—	—	—	—	—	(1,798,976)	(1,798,976)

Balance at December 31, 2001	1,320,000	13,200	9,861,254	98,612	16,116,976	(223,922)	(14,988,780)	1,016,086
Net loss	—	—	—	—	—	—	(1,006,638)	(1,006,638)

Balance at December 31, 2002	1,320,000	$13,200	9,861,254	$98,612	$16,116,976	$(223,922)	$(15,995,418)	$9,448

See accompanying notes to financial statements.

OneLink, Inc.
Statements of Cash Flows

	Years ended December 31,

	2002	2001

Operating activities
Net loss	$(1,006,638)	$(1,798,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,537	580,530
Net (gain) loss on disposal of property and equipment	(6,770)	3,265
Loss on sale of TeleSmart and TeleMetrics products	336,507	—
Changes in operating assets and liabilities:
Trade accounts receivable	145,761	158,720
Prepaid expenses and deposits	102,231	211,364
Accounts payable, payroll and related taxes and accrued expenses	(95,202)	(271,785)
Deferred revenue	(53,916)	78,356

Net cash used in operating activities:	(369,490)	(1,038,526)

Investing activities
Purchases of property and equipment	—	(83,954)
Proceeds from the sale of property and equipment	225,068	1,513

Net cash provided by (used in) investing activities:	225,068	(82,441)

Financing activities
Proceeds from private placement of Series A Convertible Preferred Stock, net of issuance costs	—	615,133

Net cash provided by financing activities:	—	615,133

Decrease in cash and cash equivalents	(144,422)	(505,834)
Cash and cash equivalents at beginning of year	147,768	653,602

Cash and cash equivalents at end of year:	$3,346	$147,768

See accompanying notes to financial statements.

OneLink, Inc.
Notes to Financial Statements

1. Description of Business

     OneLink, Inc. (the “Company” or “OneLink”) was incorporated in Minnesota in June 1990. Prior to July 1, 2002, OneLink provided telecommunications-based business-intelligence services via the Internet. The Company’s services enabled the production of business-intelligence reports based on caller data of business customers available from telecommunications companies. The reports included summaries and detail of the data about the location of the businesses’ incoming callers, frequency of calls, number of unanswered calls, busy calls, and similar information. Incumbent Local Exchange Carriers (referred to in the industry as “ILECs”) provided the data the Company used to generate the business-intelligence reports. The Company sold its service directly to ILECs, primarily targeting the Regional Bell Operating Companies, and the ILECs in turn marketed and sold the Company’s services under their own private branding to their own business customers (which the Company refers to as “end-user customers”), especially small to medium-sized businesses depending on incoming telephone calls to generate revenue (e.g., businesses that rely on reservations, appointments, service calls, etc.).

     On April 24, 2002, the Company announced that its ability to generate cash flow was severely impacted by the downturn in the telecommunications market. The severe downturn greatly delayed the deployment of the Company’s products by Regional Bell Operating Companies. On June 3, 2002, the Company announced that a letter of intent was signed with CallVision, Inc. (“CallVision”) pursuant to which CallVision agreed in principle to purchase substantially all of the Company’s assets. The Company entered into an asset purchase agreement with CallVision, Inc. on June 28, 2002, and ceased operations as of July 1, 2002. On December 6, 2002, the Company’s shareholders approved the asset sale and December 11, 2002, the Company closed on its sale of substantially all of its assets to CallVision.

     Pursuant to the asset purchase agreement with CallVision, the Company sold substantially all its assets in exchange for cash payments of $214,300. Upon the execution and delivery of the asset purchase agreement, CallVision paid the Company $100,000 in cash, plus an additional $14,300 in cash for the Company’s June 2002 office rent and T-1 bandwidth. At the closing of the asset sale, CallVision paid the Company $100,000 in cash. The Company will also receive an amount equal to 15% of revenue generated from certain sales of current or future versions of the Company’s TeleSmart and TeleMetrics products during the period from closing through December 31, 2003. The proceeds received from the sale of the Company’s assets were not sufficient to allow the Company to make any distributions to the Company’s shareholders. During the year ended December 31, 2002, the Company recorded a loss of approximately $337,000 related to a long-term prepaid expense, and property and equipment sold to CallVision in connection with the asset sale to CallVision.

     The Company believes that the asset sale enables the Company to seek a business combination or other transaction with an opportunity that will be more attractive than the Company’s former telecommunications-based business-intelligence services business. The Company hopes to utilize its remaining capital structure to attract a business opportunity that will maximize potential value to shareholders. However, current market and economic conditions may reduce the number of privately held companies seeking access to the public markets. These factors and conditions are beyond our control, and may make it difficult or impossible to identify and/or consummate a merger with a privately held company seeking access to the public markets. If additional financing is not available, the Company may be forced to discontinue its business, and investments in the Company’s securities may be lost.

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the years ended December 31, 2002 and 2001 and had an accumulated deficit at December 31, 2002. Upon the closing of the asset sale, the Company did not have any material assets and did not have sufficient funds to pay ongoing operating expenses. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, the Company has made pro forma disclosures of what net loss and net loss per share would have been had the provisions of SFAS No. 123 been applied to the Company’s stock options.

     The pro forma disclosure of the effect of SFAS No. 123 on net loss and net loss per share for the years ended December 31, 2002 and 2001 is presented below. There were no stock options granted in 2002. The fair value of these stock option grants was estimated at the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions for 2001: risk-free interest rate of 5%, volatility of 151%, and a maximum option life of ten years. Calculations of fair value assume no dividends will be paid on the Company’s common stock.

	2002	2001

Pro forma net loss	$(1,006,638)	$(2,097,701)
Pro forma net loss per common share — basic and diluted	$(.10)	$(.21)
Pro forma Stock-based compensation cost	$—	$298,725

     Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company deposits its cash in a high quality financial institution. The balances, at times, may exceed federally insured limits.

     Property and Equipment. Property and equipment is stated at cost. Depreciation of an asset is recognized on the straight-line basis over the asset’s estimated useful life ranging from one to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Depreciation and amortization expense on property and equipment was $208,537 and $580,530 for the years ended December 31, 2002 and 2001, respectively.

     The Company has adopted Statement of Position 98-1 ("SOP 98-1"), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll-related costs for employees who are directly associated with and devote time to an internal-use software-development project. During 2002 and 2001, no software-development costs were capitalized.

     Long-term prepaid expense. The long-term prepaid expense was being amortized using the straight-line method over five years. As of December 31, 2002, the carrying value of the long-term prepaid expense was reviewed and determined to be impaired. The Company included in the impairment loss of $336,507, the impairment related to the long-term prepaid expense.

     Income Taxes. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the temporary differences between the financial and income tax reporting bases of assets and liabilities.

     Net Loss Per Share. Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per share in subsequent years. All options and warrants outstanding during the years ended December 31, 2002 and 2001 were anti dilutive (see Note 5).

     Fair Value of Financial Instruments. The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

     Recent Accounting Pronouncements. In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 in 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s financial position and results of operations.

3. Contingent Shareholder Notes Payable

     In January 1994, the Company acquired 219,364 shares of common stock from two shareholders for $2.18 per share by issuing promissory notes totaling $478,212 which bear interest at 6%. These shares have been canceled and retired. Under the terms of the notes, payments shall be made when, and only if, the Company receives payments for the exercise of options under its stock option plan until the notes are paid in full. The Company is required to use 100% of any cash proceeds resulting from the exercise of options under the Stock Option Plan to pay down these obligations until the notes are satisfied. Management cannot currently determine if additional options will be exercised, thereby requiring payments on the notes. Consequently, no liability has been recorded in the financial statements. No interest payments were made on these promissory notes in 2002 and 2001. The principal balance of the promissory notes is $465,769 at December 31, 2002 and 2001.

4. Shareholders’ Equity

     During December 1999, the Company sold 113,426 shares of common stock and received a stock-subscription receivable for $226,852. The receivable is payable when payments on the contingent shareholder notes payable are made by the Company (see Note 3). The outstanding balance on the stock-subscription receivable earns interest at 6%. There were no payments made in 2002. The principal balance of the subscription receivable was $223,922 at December 31, 2002 and 2001.

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

5. Warrants and Stock Options

     During 2002 and 2001, no warrants were issued or exercised. At December 31, 2002, the Company had 184,991 warrants outstanding with exercise prices ranging from $0.60 to $2.94. The warrants expire serially through December 2005.

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

     At December 31, 2002, the Company had 628,830 exercisable options outstanding with a weighted-average exercise price of $1.70, and a weighted-average remaining contractual life of 4.3 years.

     The following table summarizes options and warrants to purchase shares of the Company’s common stock:

		Weighted			Weighted
		Average	Range of Option		Average Exercise
		Exercise Price	Exercise		Price
	Options Outstanding	Per Share	Price	Warrants Outstanding	Per Share

Balance at December 31, 2000	2,578,744	$1.60	$.75 to $4.63	379,491	$2.64
Granted	170,000	0.56	$.37 to $1.03	—	—
Canceled/expired	(467,414)	2.03	$.75 to $4.63	(194,500)	3.73

Balance at December 31, 2001	2,281,330	1.43	$.37 to $3.88	184,991	1.50
Canceled/expired	(1,472,500)	1.37	$.37 to $3.88	—	—

Balance at December 31, 2002	808,830	$1.54	$1.00 to $3.50	184,991	$1.50

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options outstanding			Options exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	outstanding	Life	price	Exercisable	Price

$1.00 - $1.50	315,830	6.0	$1.08	135,830	$1.19
$1.75	400,000	4.0	1.75	400,000	1.75
$2.00 - $3.50	93,000	3.8	2.22	93,000	2.22

$1.00 - $3.50	808,830	4.8	$1.54	628,830	$1.70

6. Income Taxes

     The Company has net operating loss carryforwards of approximately $14,525,000 at December 31, 2002 expiring at various times beginning 2008 that can be used to offset future taxable income and research and development credit carryforwards of approximately $101,000 which, if not used, will begin to expire in 2007. These carryforwards are subject to the limitations of the Internal Revenue Code Section 382 in the event of certain changes in the equity ownership of the Company.

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

     The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits as follows at December 31:

	2002	2001

Deferred income tax assets:
Net operating loss carryforwards	$5,809,800	$5,747,500
Research and development credit carryforwards	101,000	101,000
Less: valuation allowance	(5,910,800)	(5,498,400)
Deferred income tax liabilities:
Depreciation and amortization	—	(350,100)

Net deferred income tax assets	$—	$—

     Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2002		2001

Federal statutory tax rate benefits	-	35.0%	-	35.0%
State tax, net of federal benefit		-5.0%		-5.0%
Change in valuation allowance		41.0%		43.2%
Permanent differences		0.1%		0.1%
Other		-1.1%		-3.3%

Effective tax rate		0.0%		0.0%

7. Retirement Savings Plan

     The Company had a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covered employees meeting certain eligibility requirements. In early 2002, the plan stopped accepting further contributions. On July 29, 2002, the IRS issued a statement of compliance for changes that had been made to the plan, which statement allowed the Company to distribute all of the plan’s assets to its participants. During 2002, the assets of the plan were distributed to the participants and the plan was officially terminated.

8. Lease Commitment

     The Company previously leased its administrative facilities under an operating lease. The lease required monthly rental payments of $8,571 increasing to $8,914 over the life of the lease, and the Company’s pro rata share of operating expenses. The Company successfully negotiated with the property’s landlord for a termination of the lease without penalty as of July 1, 2002. Rent expense, excluding operating expenses, was $51,425 and $100,793 for the years ended December 31, 2002 and 2001, respectively.

9. Significant Customers

     Revenues to two customers were 62% and 37% of total revenues in 2002. Revenues to three customers were 46%, 31% and 23% of total revenues in 2001 and 20%, 58% and 23% of total trade accounts receivable at December 31, 2001.

10. Subsequent Events — Unaudited

     On February 6, 2003, the Company’s Board of Directors authorized the sale, to certain accredited investors, of up to 10,000,000 shares of the Company’s common stock at an offering price of $.02 per share.

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

     Brian D. Niebur, 39, has served as Chief Financial Officer and a Director of the Company since February 2003. Mr. Niebur has been employed part time by Entrx Corporation as its treasurer and chief financial officer since February 13, 2002. Entrx Corporation, with its principal offices in Minneapolis, Minnesota, is primarily engaged in providing industrial insulation services through its California subsidiary, Metalclad Insulation Corporation, operating out of its Anaheim, California facilities. In addition, since July 2000, and also on a part-time basis, Mr. Niebur has acted as a vice president and controller for Wyncrest Capital, Inc. in Minneapolis, Minnesota, a privately held venture capital firm. Mr. Niebur’s primary duties for Wyncrest Capital, Inc. are to act as chief financial officer for Marix Technologies, Inc., a development stage software company in which Wyncrest Capital, Inc. has made an equity investment. From August 1997 until July 2000, Mr. Niebur was the controller for Vital Images, Inc., a developer and marketer of medical visualization and analysis software in Plymouth, Minnesota. Mr. Niebur was the vice president and controller of IVI Publishing, Inc. in Eden Prairie, Minnesota, from September 1993 until August 1997. IVI Publishing, Inc. was an electronic publisher of health and medical information. Mr. Niebur is a certified public accountant.

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

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
			Annual Compensation		Awards
					Securities
				Other Annual	Underlying
		Salary	Bonus	Compensation	Options
Name and Principal Position	Year	($)	($)	($)	(#)

Ronald E. Eibensteiner, President	2002	—	—	—	—
and CEO (1)	2001	—	—	—	—
	2000	—	—	—	—

Paul Lidsky, President and CEO (2)	2002	147,836	—	4,050	—
	2001	187,500	—	8,456	—
	2000	187,500	37,500	6,539	100,000

(1)	Mr. Eibensteiner was appointed President and Chief Executive Officer on February 6, 2003. Mr. Eibensteiner has been Chairman of the Company since May 1996.

(2)	Mr. Lidsky was appointed President and Chief Executive Officer on September 2, 1997 and resigned as President and Chief Executive Officer on February 6, 2003.

OPTION GRANTS DURING 2002 FISCAL YEAR

     The following table sets forth the options that were granted to the Named Executive Officers during the Company’s last fiscal year which ended December 31, 2002.

	Number of	Percent of
	Securities	Total Options/
	Underlying	Granted to	Exercise or
	Options	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Date

Ronald E. Eibensteiner	0	0	—	—
Paul F. Lidsky	0	0	—	—

OPTION EXERCISES DURING FISCAL 2002
AND FISCAL YEAR-END OPTION VALUES

     The following table provides certain information regarding the exercise of stock options to purchase shares of the Company’s common stock by the Named Executive Officers during the year ended December 31, 2002, and the fiscal year-end value of unexercised stock options held by such Named Executive Officers.

			Number of	Value of Unexercised
	Number of		Unexercised	In-the-Money
	Shares		Options at	Options at Fiscal
	Acquired	Value	Fiscal Year End	Year End ($)
	On	Realized	(exercisable /	(exercisable /
Name	Exercise	($)	unexercisable)	unexercisable)

Ronald E. Eibensteiner	0	0	400,000 / -	$0 / $0
Paul F. Lidsky	0	0	50,000 / 150,000	$0 / $0

Director Compensation

     Directors do not presently receive any compensation from the Company for attending board of directors or committee meetings, although the Company does reimburse directors for expenses incurred in attending such meetings.

     Currently, each nonemployee director receives an option to purchase 50,000 shares of the Company’s common stock upon such director’s initial election or appointment to the board of directors. No further options have been granted to a nonemployee director upon a director’s subsequent reelection to the board of directors by the shareholders. The options vest in the following manner: 5,000 shares upon initial election or appointment; 15,000 shares upon first reelection to the board by the shareholders; 15,000 shares upon second reelection to the board by the shareholders; 15,000 shares upon third reelection to the board by the shareholders. The exercise price of the options is equal to the fair market value of the Company’s common stock on the date the nonemployee director is initially elected or appointed to the Company’s board. No nonemployee directors received option grants during fiscal year 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of the February 28, 2003 by: (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) each person or entity known by the Company to own beneficially more than five percent (5%) of the Company’s common stock. Unless otherwise indicated, the address of each beneficial owner is 800 Nicollet Mall, Suite 2690, Minnepolis, Minnesota 55402.

	Number of	Percent of
	Shares Beneficially	Outstanding
Name and Address of Shareholder	Owned (1)	Shares (1)

Paul F. Lidsky (2)	87,200	*

Ronald E. Eibensteiner (3)	3,587,000	36.4%
U S Bancorp Building
800 Nicollet Mall, Suite 2690
Minneapolis, MN 55402

Brian Niebur	—	—
800 Nicollet Mall, Suite 2690
Minneapolis, MN 55402

All current executive officers and directors as a group (two persons) (4)	3,587,000	36.4%

Perkins Capital Management, Inc. (5)	2,613,367	26.5%
730 East Lake Street
Wayzata, MN 55391-1769

Wayne W. Mills (6)	703,000	7.1%
5020 Blake Rd. S
Edina, MN 55436

*	less than 1 percent

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

(2)	Includes (i) 50,000 shares of common stock issuable pursuant to options exercisable within 60 days, and (ii) 200 shares of common stock held indirectly by Mr. Lidsky.

(3)	Includes the following: (i) 730,000 shares are held by Wyncrest Capital, Inc., a corporation that is wholly owned by Mr. Eibensteiner; (ii) 2,257,000 shares are held by Morgan Street Partners, LLC, a limited liability company, of which Mr. Eibensteiner is Chief Executive Officer and Managing Partner; (iii) 200,000 shares issuable upon conversion of Series A Preferred Stock; and (iv) 400,000 shares issuable upon exercise of an employee stock option, which is immediately exercisable.

(4)	Includes (i) 400,000 shares of common stock issuable pursuant to options exercisable within 60 days, and (ii) 200,000 shares of Series A Convertible Preferred Stock which is convertible into approximately 200,000 shares of common stock.

(5)	As disclosed in a Schedule 13G filed on February 3, 2003, Perkins Capital Management, Inc. has sole power to vote or direct the vote for 1,110,167 shares and sole power to dispose of or direct the disposition of all shares listed in the table as beneficially owned by it.

(6)	As disclosed in a Schedule 13G/A filed on February 7, 2002.

Item 12. Certain Relationships and Related Transactions

     None.

Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Number	Description

3.1	Articles of Incorporation [1]
3.2	Bylaws [1]
4.1	Certificate of Designation for Series A Preferred Stock [2]
10.1	Asset Purchase Agreement by and between OneLink, Inc. and CallVision, Inc., dated June 28, 2002[2]
99.1	CEO Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CFO Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 33-90084C) filed March 7, 1995.

2 Incorporated by reference to Exhibits filed with Registrant’s 2001 Form 10-K.

     (b)  Reports on Form 8-K

     The Company filed a current report on Form 8-K on December 18, 2002 disclosing that it had completed the asset sale to CallVision.

Item 14. Controls and Procedures

     Within 90 days prior to the date of the Report, the Company carried out an evaluation, under the supervision and with the participation of its chief executive and chief financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in the Company’s periodic reports to the Securities and Exchange Commission. There have been no significant changes in The Company’s internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OneLink, Inc.

By:	/s/ Brian D. Niebur Brian D. Niebur Chief Financial Officer Date: May 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald E. Eibensteiner	Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2003

/s/ Brian D. Niebur	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 27, 2003

CERTIFICATIONS

I, Ronald E. Eibesteiner, certify that:

1.	I have reviewed this annual report on 10-KSB of OneLink, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”) and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 27, 2003	/s/ Ronald E. Eibensteiner

By: Ronald E. Eibensteiner President and Chief Executive Officer

I, Brian D. Niebur, certify that:

1.	I have reviewed this quarterly report on 10-KSB of OneLink, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”) and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 27, 2003	/s/ Brian D. Niebur

By: Brian D. Niebur Chief Financial Officer