Form 10QSB
period 2003-03-31
ONELINK INC
filed 2003-06-19
CIK 891389

United States
Securities & Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25764

OneLink, Inc.

(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1675041 (IRS Employer Identification No.)

800 Nicollet Mall, Suite 2690
Minneapolis, MN 55402
(Address of principal executive offices)

612-338-8948
(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

APPLICABLE TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,861,254 shares of common stock outstanding as of May 30, 2003, par value $.01 per share.

     Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

OneLink, Inc.
Form 10-QSB
Quarter Ended March 31, 2003

PART I — Financial Information

Item 1. Financial Statements

OneLink, Inc.
Balance Sheets

	March 31,	December 31,
	2003	2002

	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$—	$3,346
Prepaid expenses	47,472	60,527

Total current assets:	47,472	63,873

Total assets:	$47,472	$63,873

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Checks issued in excess of cash in bank	$41	$—
Accounts payable	16,139	7,887
Accrued expenses	52,537	46,538

Total current liabilities:	68,717	54,425

SHAREHOLDERS’ EQUITY (DEFICIT):
Capital stock, par value $.01 per share, 50,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares—1,400,000
Issued and outstanding shares:
1,320,000 shares at March 31, 2003 and December 31, 2002	13,200	13,200
($660,000 liquidation preference)
Common stock, par value $.01 per share:
Authorized shares—40,000,000
Issued and outstanding shares:
9,861,254 shares at March 31, 2003 and December 31, 2002	98,612	98,612
Additional paid-in capital	16,116,976	16,116,976
Stock-subscription receivable	(223,922)	(223,922)
Accumulated deficit	(16,026,111)	(15,995,418)

Total shareholders’ equity (deficit):	(21,245)	9,448

Total liabilities and shareholders’ equity (deficit):	$47,472	$63,873

See accompanying notes to financial statements.

OneLink, Inc.
Statements of Operations

	Three Months Ended March 31,

	2003	2002

	(unaudited)
Revenues	$—	$339,637
Cost of revenues	—	242,465

Gross profit	—	97,172

OPERATING EXPENSES:
Selling	—	28,907
Research and product development	—	40,067
General and administrative	30,693	342,365

Total Operating Expenses:	30,693	411,339

Operating loss	(30,693)	(314,167)

OTHER INCOME (EXPENSE):
Interest income	—	446
Other income (expense)	—	259

Net Loss:	$(30,693)	$(313,462)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.03)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	9,861,254	9,861,254

See accompanying notes to financial statements.

OneLink, Inc.
Statements of Cash Flows

	Three Months Ended March 31,

	2003	2002

	(unaudited)
Operating activities
Net loss	$(30,693)	$(313,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	126,992
Net gain on disposal of property and equipment	—	(462)
Changes in operating assets and liabilities:
Trade accounts receivable	—	49,812
Prepaid expenses and deposits	13,055	75,213
Checks issued in excess of cash in bank	41	—
Accounts payable and accrued expenses	14,251	34,041
Deferred revenue	—	(53,816)

Net cash used in operating activities:	(3,346)	(81,681)

Investing activities
Proceeds from the sale of property and equipment	—	3,121

Net cash provided by investing activities:	—	3,121

Decrease in cash	(3,346)	(78,560)
Cash at beginning of the period	3,346	147,768

Cash at end of the period:	$—	$69,208

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

OneLink, Inc.
Notes to Financial Statements
March 31, 2003 and 2002
(unaudited)

Note 1. Summary of Significant Accounting Policies.

     Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2002, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2002 (Readers should also carefully review Note 2 below discussing the sale of assets).

     The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

     Revenue Recognition. Revenue for services was recognized at the end of each month in which services were provided. Revenue for product sales was recorded upon shipment. Revenue on certain contracts may have required revenue recognition under contract accounting rules, whereby revenue was recognized on a percentage-of-completion basis. Billings in excess of costs and estimated earnings were included in deferred revenue. The Company ensured that the transactions complied with the seven conditions and six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the SEC.

     Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three months ended March 31, 2003 and 2002.

     Stock Based Compensation. In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation costs in excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options at fair value at the date of grant. Consistent with Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation”, the Company did not have any pro forma compensation costs associated with the options outstanding for the three months ended March 31, 2003 and 2002.

Note 2. Sale of Assets

     On April 24, 2002, the Company announced that its ability to generate cash flows was severely impacted by the downturn in the telecommunications market. The severe downturn greatly delayed the deployment of the Company’s products by Regional Bell Operating Companies. On June 3, 2002, the Company announced that a letter of intent was signed with CallVision, Inc. pursuant to which CallVision agreed in principle to purchase substantially all of the Company’s assets. The Company entered into an asset purchase agreement with CallVision, Inc. on June 28, 2002, and ceased operations as of July 1, 2002. On December 6, 2002, the Company’s shareholders approved the asset sale and on December 11, 2002, the Company closed on its sale of substantially all of its assets to CallVision. The proceeds received from the sale of the Company’s assets were not sufficient to allow the Company to make any distributions to the Company’s shareholders.

     Pursuant to the asset purchase agreement with CallVision, the Company sold substantially all its assets in exchange for cash payments of $214,300. Upon the execution and delivery of the asset purchase agreement, CallVision paid the Company $100,000 in cash, plus an additional $14,300 in cash for the Company’s June 2002 office rent and T-1 bandwidth. At the closing of the asset sale, CallVision paid the Company $100,000 in cash. The Company will also receive an amount equal to 15% of revenue generated from certain sales of current or future versions of the Company’s TeleSmart and TeleMetrics products during the period from closing through December 31, 2003. To date, the Company has received no revenue from such sales. The proceeds received from the sale of the Company’s assets were not sufficient to allow the Company to make any distributions to the Company’s shareholders. During the year ended December 31, 2002, the Company recorded a loss of approximately $337,000 related to a long-term prepaid expense, and property and equipment sold to CallVision in connection with the asset sale to CallVision.

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

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the three months ended March 31, 2003 and 2002 and the years ended December 31, 2002 and 2001 and had an accumulated deficit at March 31, 2003. Upon the closing of the asset sale, the Company did not have any material assets and did not have sufficient funds to pay ongoing operating expenses. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3. Recently Issued Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have a mandatory redemption feature associated with its preferred shares. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

     The accompanying management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2002, included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

Results of Operations

The Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Revenues. The Company’s revenues for the three months ended March 31, 2003 were $0, a 100% decrease, compared to $340,000 for the three months ended March 31, 2002. The decrease in revenues is the result of the Company ceasing operations on July 1, 2002.

     Cost of Revenues and Gross Profit. The Company’s cost of revenues for the three months ended March 31, 2003 was $0, compared to $242,000 for the three months ended March 31, 2002, a decrease of 100%. The decrease was the result of the Company ceasing operations on July 1, 2002.

     Gross profit for the three months ended March 31, 2003 was $0, compared to $97,000 for the three months ended March 31, 2002, a decrease of 100%. Gross profit as a percentage of revenues was 29% in 2002.

     Research and Product Development Expenses. Research and product development expenses for the three months ended March 31, 2003 were $0, compared to $40,000 for the three months ended March 31, 2002, a decrease of 100%. The decrease in research and product development expenses was the result of the Company ceasing operations on July 1, 2002.

     Selling Expenses. Selling expenses for the three months ended March 31, 2003 were $0, a 100% decrease, compared to $29,000 for the three months ended March 31, 2002.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2003 were $31,000, consisting mainly of insurance, legal and accounting expenses, compared to $342,000 for the three months ended March 31, 2002, a decrease of 91%. The decrease mainly resulted from reductions of overall expenses of the Company and was also due to the Company ceasing operations on July 1, 2002.

     Net Loss. The Company incurred a net loss of $31,000 for the three months ended March 31, 2003, compared to a net loss of $313,000 for the comparable period in the prior year. This reduction is primarily the result of the Company ceasing operations on July 1, 2002 and other factors noted above.

     Liquidity and Capital Resources. The Company had a working capital deficit of $21,000 and working capital of $9,000 at March 31, 2003 and December 31, 2002, respectively. Cash used in operations was $3,000 and $82,000 for the three months ended March 31, 2003 and 2002, respectively. In 2003, the primary use of cash in operations was to fund the Company’s net loss. Cash was used to fund the Company’s net loss for the three months ended March 31, 2002 and a decrease in deferred revenue. These uses were partially offset by non-cash expenses for depreciation and amortization, decreases in accounts receivable and prepaid expenses and deposits and an increase in accounts payable and accrued expenses.

     Cash provided by investing activities was $3,000 for the three months ended March 31, 2002, primarily related to the sale of miscellaneous property and equipment.

     On July 1, 2002 the Company ceased business operations. Accordingly, the Company engaged in no business operations during the three months ended March 31, 2003, and does not expect to resume business operations (of any character) in the near future. Because the Company does not anticipate engaging in any business operations, the Company does not expect to have any income from operations in the near future.

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

Critical Accounting Estimates

     The Company’s critical accounting policies are those (i) having the most impact to the reporting of its financial condition and results, and (ii) requiring significant judgments and estimates. Due to the cessation of operations, the Company does not believe it has any critical policies or procedures.

Recently Issued Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have a mandatory redemption feature associated with its preferred shares. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company’s financial position or results of operations.

Forward Looking Statements

     This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included herein regarding activities, events or developments that the Company expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements.

     Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include the exhaustion of the Company’s working capital, the inability to continue preparing and filing SEC disclosure reports and the inability to identify or consummate a merger with a privately held company. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 2002 and other recent filings with the SEC.

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

PART II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification under Section 906

99.2	Certification under Section 906

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONELINK, INC.

Date: June 19, 2003	By:	/s/ Ronald E. Eibensteiner

	Title:	President and Chief Executive Officer

Date: June 19, 2003	By:	/s/ Brian D. Niebur

	Title:	Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Ronald E. Eibensteiner, certify that:

1.     I have reviewed this quarterly report on 10-QSB of OneLink, Inc.;

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and

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

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 19, 2003	/s/ Ronald E. Eibensteiner

By: Ronald E. Eibensteiner President and Chief Executive Officer

I, Brian D. Niebur, certify that:

1.     I have reviewed this quarterly report on 10-QSB of OneLink, Inc.;

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and

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

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 19, 2003	/s/ Brian D. Niebur

By: Brian D. Niebur Chief Financial Officer