Form 10QSB
period 2003-06-30
ONELINK INC
filed 2003-08-11
CIK 891389

United States
Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,861,254 shares of common stock outstanding as of July 31, 2003, par value $.01 per share.

     Transitional Small Business Disclosure Format (check one): YES [   ] NO [X]

OneLink, Inc.
Form 10-QSB
Quarter Ended June 30, 2003

		Page No.
PART I	Financial Information	1

Item 1.	Financial Statements
	Balance Sheets at June 30, 2003 (unaudited) and
	December 31, 2002 (audited)	1

	Statements of Operations for the three and six months
	ended June 30, 2003 and 2002 (unaudited)	2

	Statements of Cash Flows for the six months
	ended June 30, 2003 and 2002 (unaudited)	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	6

Item 3.	Controls and Procedures	9

PART II	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		10

PART I — Financial Information

Item 1.   Financial Statements

OneLink, Inc.
Balance Sheets

	June 30,	December 31,
	2003	2002

	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$61	$3,346
Prepaid expenses	34,417	60,527

Total current assets:	34,478	63,873

Total assets:	$34,478	$63,873

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$14,021	$7,887
Accrued expenses	48,538	46,538
Loan payable — related parties	15,000	—

Total current liabilities:	77,559	54,425

SHAREHOLDERS’ EQUITY (DEFICIT):
Capital stock, par value $.01 per share, 50,000,000 shares
authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares—1,400,000
Issued and outstanding shares:
1,320,000 shares at June 30, 2003 and December 31, 2002	13,200	13,200
($660,000 liquidation preference)
Common stock, par value $.01 per share:
Authorized shares—40,000,000
Issued and outstanding shares:
9,861,254 shares at June 30, 2003 and December 31, 2002	98,612	98,612
Additional paid-in capital	16,116,976	16,116,976
Stock-subscription receivable	(223,922)	(223,922)
Accumulated deficit	(16,047,947)	(15,995,418)

Total shareholders’ equity (deficit):	(43,081)	9,448

Total liabilities and shareholders’ equity (deficit):	$34,478	$63,873

See accompanying notes to financial statements.

OneLink, Inc.
Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenues	$—	$217,412	$—	$557,048
Cost of revenues	—	145,809	—	388,273

Gross profit	—	71,603	—	168,775

OPERATING EXPENSES:
Selling	—	3,378	—	32,285
Research and product development	—	—	—	40,067
General and administrative	21,836	222,450	52,529	564,815
Impairment charge related to TeleSmart
and TeleMetrics products	—	336,506	—	336,506

Total Operating Expenses:	21,836	562,334	52,529	973,673

Operating loss	(21,836)	(490,731)	(52,529)	(804,898)

OTHER INCOME:
Interest income	—	11	—	458
Other income	—	6,779	—	7,037

Net Loss:	$(21,836)	$(483,941)	$(52,529)	$(797,403)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.05)	$(0.01)	$(0.08)

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING:
Basic and diluted	9,861,254	9,861,254	9,861,254	9,861,254

See accompanying notes to financial statements.

OneLink, Inc.
Statements of Cash Flows

	Six Months Ended June 30,

	2003	2002

	(unaudited)
Operating activities
Net loss	$(52,529)	$(797,403)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	—	209,189
Net gain on disposal of property and equipment	—	(7,241)
Loss on sale of TeleSmart and TeleMetrics products	—	336,506
Changes in operating assets and liabilities:
Trade accounts receivable	—	35,949
Prepaid expenses and deposits	26,110	137,053
Accounts payable and accrued expenses	8,134	(3,395)
Deferred revenue	—	(53,916)

Net cash used in operating activities:	(18,285)	(143,258)

Investing activities
Proceeds from the sale of property and equipment	—	8,719

Net cash provided by investing activities:	—	8,719

Financing activities
Proceeds from loan payable — related parties	15,000	—

Net cash provided by financing activities:	15,000	—

Decrease in cash	(3,285)	(134,539)
Cash at beginning of the period	3,346	147,768

Cash at end of the period:	$61	$13,229

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

Supplemental non-cash investing and financing activities:
Accounts received related to the sale of the TeleSmart
and TeleMetrics products	$—	$214,300

OneLink, Inc.
Notes to Financial Statements
June 30, 2003 and 2002
(unaudited)

Note 1.   Summary of Significant Accounting Policies.

     Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2002, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2002 (Readers should also carefully review Note 2 below discussing the sale of assets).

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

     Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and six months ended June 30, 2003 and 2002.

     Stock Based Compensation. In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation costs in excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options at fair value at the date of grant. Consistent with Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation”, the Company did not have any pro forma compensation costs associated with the options outstanding for the three and six months ended June 30, 2003 and 2002.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the three and six months ended June 30, 2003 and 2002 and the years ended December 31, 2002 and 2001 and had an accumulated deficit at June 30, 2003. Upon the closing of the asset sale, the Company did not have any material assets and did not have sufficient funds to pay ongoing operating expenses. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3.   Loans Payable — Related Parties

     During the three months ended June 30, 2003, the Company received loans from two related parties. The loans are unsecured, non-interest bearing and due upon demand.

Note 4.   Recently Issued Accounting Pronouncements

FIN No.    45

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company’s financial statements.

FIN No.    46

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material impact on its financial statements.

Note 5.   Subsequent Events

     On July 25, 2003, a special committee of the Board of Directors of the Company approved the private placement of up to 11,000,000 shares of the Company’s $.01 par value common stock to a select number of investors. The purchase price of the common shares will be $.02 per share.

     On July 25, 2003, the Company obtained a $10,000 unsecured, non-interest bearing, due upon demand loan from a related party. It is anticipated that this loan will be converted to common stock as part of the private placement discussed above.

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

Results of Operations

The Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months
Ended June 30, 2002

     Revenues. The Company’s revenues for the three and six months ended June 30, 2003 were $0 and $0, respectively, both are a 100% decrease, compared to $217,000 and $557,000 for the three and six months ended June 30, 2002, respectively. The decrease in revenues is the result of the Company ceasing operations on July 1, 2002.

     Cost of Revenues and Gross Profit. The Company’s cost of revenues for the three and six months ended June 30, 2003 were $0 and $0, respectively, compared to $146,000 and $388,000 for the three and six months ended June 30, 2002, respectively, both are decreases of 100%. The decreases were the result of the Company ceasing operations on July 1, 2002.

     Gross profit for the three and six months ended June 30, 2003 was $0 and $0, respectively, compared to $72,000 and $169,000 for the three and six months ended June 30, 2002, respectively, both are decreases of 100%. Gross profit as a percentage of revenues was 33% and 30% for the three and six months ended June 30, 2002, respectively.

     Research and Product Development Expenses. Research and product development expenses for the three and six months ended June 30, 2003 were $0 and $0, respectively, compared to $0 and $40,000 for the three and six months ended June 30, 2002, respectively, The decreases in research and product development expenses was the result of the Company ceasing operations on July 1, 2002.

     Selling Expenses. Selling expenses for the three and six months ended June 30, 2003 were $0 and $0, respectively, compared to $3,000 and $32,000 for the three and six months ended June 30, 2002, respectively.

     General and Administrative Expenses. General and administrative expenses for the three and six months ended June 30, 2003 were $22,000 and $53,000, respectively, consisting mainly of insurance, legal and accounting expenses, compared to $222,000 and $565,000 for the three and six months ended June 30, 2002, respectively. The decreases mainly resulted from reductions of overall expenses of the Company and were also due to the Company ceasing operations on July 1, 2002.

     Other Income and Expense. During the three months ended June 30, 2002, the Company recorded an impairment loss on long-term prepaid expense and property and equipment sold to CallVision, Inc. of $337,000. Other non-interest income was $7,000 for the three months ended June 30, 2002, including finance charges and a gain from the sale of miscellaneous property and equipment.

     Net Loss. The Company incurred a net loss of $22,000 and $53,000 for the three and six months ended June 30, 2003, compared to a net loss of $484,000 and $797,000, respectively, for the comparable periods in the prior year. These reductions are primarily the result of the Company ceasing operations on July 1, 2002 and other factors noted above.

     Liquidity and Capital Resources. The Company had a working capital deficit of $43,000 and working capital of $9,000 at June 30, 2003 and December 31, 2002, respectively. Cash used in operations was $18,000 and $143,000 for the six months ended June 30, 2003 and 2002, respectively. In 2003, the primary use of cash in operations was to fund the Company’s net loss. Cash was used to fund the Company’s net loss for the six months ended June 30, 2002 and a decrease in deferred revenue. These uses were partially offset by non-cash expenses for depreciation and amortization, a non-cash expense for the loss on sale of TeleSmart and TeleMetrics, decreases in accounts receivable and prepaid expenses and deposits and an increase in accounts payable and accrued expenses.

     Cash provided by investing activities was $9,000 for the three months ended June 30, 2002, primarily related to the sale of miscellaneous property and equipment.

     Proceeds from loans provided $15,000 of cash during the six months ended June 30, 2003. The loans are unsecured, non-interest bearing and due upon demand

     On July 1, 2002 the Company ceased business operations. Accordingly, the Company engaged in no business operations during the three and six months ended June 30, 2003, and does not expect to resume business operations (of any character) in the near future. Because the Company does not anticipate engaging in any business operations, the Company does not expect to have any income from operations in the near future.

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

     The Company does not have enough capital to fund its current operations for the next twelve months. On July 25, 2003, a special committee of the Board of Directors of the Company approved the private placement of up to 11,000,000 shares of the Company’s $.01 par value common stock to a select number of investors. The purchase price of the common shares will be $.02 per share. If the Company were to receive the full amount of the private placement, management believes that it would have enough capital to fund its current operations for the next twelve months.

Critical Accounting Estimates

     The Company’s critical accounting policies are those (i) having the most impact on the reporting of its financial condition and results, and (ii) requiring significant judgments and estimates. Due to the cessation of operations, the Company does not believe it has any critical policies or procedures.

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

Item 3.    Controls and Procedures

     We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of June 30, 2003, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.

PART II    Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification.

(b) Reports on Form 8-K

None

SIGNATURES

     Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONELINK, INC.

Date: August 11, 2003	By: /s/ Ronald E. Eibensteiner
Title: President and Chief Executive Officer

Date: August 11, 2003	By: /s/ Brian D. Niebur
Title: Chief Financial Officer
(Principal Accounting Officer)