Form 10QSB
period 2003-09-30
ONELINK INC
filed 2003-11-03
CIK 891389

United States
Securities & Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,485,254 shares of common stock outstanding as of November 1, 2003, par value $.01 per share.

     Transitional Small Business Disclosure Format (check one): YES ☐    NO ☒

OneLink, Inc.
Form 10-QSB
Quarter Ended September 30, 2003

PART I — Financial Information

Item 1. Financial Statements

OneLink, Inc.

Balance Sheets

	September 30,	December 31,
	2003	2002

	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$113,131	$3,346
Prepaid expenses	29,991	60,527

Total current assets:	143,122	63,873

Total assets:	$143,122	$63,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,323	$7,887
Accrued expenses	48,038	46,538

Total current liabilities:	58,361	54,425

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 50,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares — 1,400,000
Issued and outstanding shares:
1,320,000 shares at September 30, 2003 and December 31, 2002	13,200	13,200
($660,000 liquidation preference)
Common stock, par value $.01 per share:
Authorized shares — 40,000,000
Issued and outstanding shares:
18,485,254 issued and outstanding as of September 30, 2003, and
9,861,254 issued and outstanding as of December 31, 2002	184,852	98,612
Common stock subscribed	50,000	—
Additional paid-in capital	16,253,216	16,116,976
Stock-subscriptions receivable	(323,922)	(223,922)
Accumulated deficit	(16,092,585)	(15,995,418)

Total shareholders’ equity:	84,761	9,448

Total liabilities and shareholders’ equity:	$143,122	$63,873

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenues	$—	$—	$—	$557,048
Cost of revenues	—	2,528	—	390,801

Gross profit	—	(2,528)	—	166,247

OPERATING EXPENSES:
Selling	—	—	—	32,285
Research and product development	—	—	—	40,067
General and administrative	44,638	144,674	97,167	709,488
Impairment charge related to TeleSmart and TeleMetrics products	—	—	—	336,507

Total Operating Expenses:	44,638	144,674	97,167	1,118,347

Operating loss	(44,638)	(147,202)	(97,167)	(952,100)
OTHER INCOME:
Interest income	—	—	—	458
Other income	—	12,305	—	19,342

Net Loss:	$(44,638)	$(134,897)	$(97,167)	$(932,300)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.09)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	10,370,689	9,861,254	10,032,932	9,861,254

See accompanying notes to financial statements.

OneLink, Inc.

Statements of Cash Flows

	Nine Months Ended September 30,

	2003	2002

	(unaudited)
Operating activities
Net loss	$(97,167)	$(932,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	210,326
Net gain on disposal of property and equipment	—	(7,241)
Loss on sale of TeleSmart and TeleMetrics products	—	336,507
Changes in operating assets and liabilities:
Trade accounts receivable	—	144,247
Prepaid expenses and deposits	30,536	85,447
Accounts payable and accrued expenses	3,936	(40,019)
Deferred revenue	—	(53,916)

Net cash used in operating activities:	(62,695)	(256,949)

Investing activities
Proceeds from the sale of property and equipment	—	123,019

Net cash provided by investing activities:	—	123,019

Financing activities
Proceeds from loans payable — related parties	47,000	—
Proceeds from sale of common stock	130,480	—
Payments on loans payable — related parties	(5,000)	—

Net cash provided by financing activities:	172,480	—

Increase (decrease) in cash	109,785	(133,930)
Cash at beginning of the period	3,346	147,768

Cash at end of the period:	$113,131	$13,838

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Supplemental non-cash investing and financing activities:
Accounts received related to the sale of the TeleSmart and TeleMetrics products	$—	$214,300
Conversion of loans payable — related parties to common stock	(42,000)	—
Stock subscription receivable	(100,000)	—

See accompanying notes to financial statements.

OneLink, Inc.
Notes to Financial Statements
September 30, 2003 and 2002
(unaudited)

Note 1. Summary of Significant Accounting Policies.

     Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2002, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2002 (Readers should also carefully review Note 2 below discussing the sale of assets).

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

     Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and nine months ended September 30, 2003 and 2002.

     Stock Based Compensation. In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation costs in excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123 “Accounting for Stock Based Compensation”, using the Black-Scholes pricing model.

     No compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended September 30, 2003 and 2002, respectively, and no compensation cost has been recognized in the accompanying consolidated statements of operations for the nine months ended September 30, 2003 and 2002, respectively. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been changed to the approximate pro forma amounts indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss:
As reported	$(44,638)	$(134,897)	$(97,167)	$(932,300)
Pro forma	(64,638)	(134,897)	(117,167)	(932,300)
Basic and diluted net loss per common share
As reported	$(0.00)	$(0.01)	$(0.01)	$(0.09)
Pro forma	(0.01)	(0.01)	(0.01)	(0.09)
Stock-based compensation
As reported	$0	$0	$0	$0
Pro forma	20,000	0	20,000	0

     The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

	2003	2002	2003	2002

Risk Free interest rate	3.11%	N/A	3.11%	N/A
Expected life	5.00 years	N/A	5.00 years	N/A
Expected volatility	385%	N/A	385%	N/A
Expected dividends	—	N/A	—	N/A

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

Note 3. Related Party Transactions

     During the nine months ended September 30, 2003, the Company received loans totaling $47,000 from three related parties. The loans were unsecured, non-interest bearing and due upon demand. In September 2003, $42,000 of the loans was converted into 2,100,000 shares of the Company’s $.01 par value common stock at $.02 per share and $5,000 of the loans was repaid.

     A corporation, owned by a director and officer of the the Company and employing another director and officer of the Company, received payments for rent and consulting services of $10,302 during the three and nine months ended September 30, 2003.

Note 4. Sale of Common Stock

     On July 25, 2003, a special committee of the Board of Directors of the Company approved the private placement of up to 14,000,000 shares of the Company’s $.01 par value common stock to a select number of investors. The purchase price of the common shares was set at $.02 per share.

     On September 30, 2003, the Company completed the private placement of 13,624,000 shares of the Company’s common stock. Total proceeds from the private placement totaled $272,480, of which $130,480 was received in cash, $42,000 was a conversion of loans payable to related parties and $100,000 was received as stock subscriptions receivable.

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

Results of Operations

The Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002

     Revenues. The Company’s revenues for both the three and nine months ended September 30, 2003 was $0, compared to $0 and $557,000 for the three and nine months ended September 30, 2002, respectively. The decrease in revenues for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, is the result of the Company ceasing operations on July 1, 2002.

     Cost of Revenues and Gross Profit. The Company’s cost of revenues for both the three and nine months ended September 30, 2003 was $0, compared to $0 and $391,000 for the three and nine months ended September 30, 2002, respectively. The decrease for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, was the result of the Company ceasing operations on July 1, 2002.

     Gross profit for both the three and nine months ended September 30, 2003 was $0, compared to $(3,000) and $166,000 for the three and nine months ended September 30, 2002. Gross profit as a percentage of revenues was 30% for the nine months ended September 30, 2002.

     Research and Product Development Expenses. Research and product development expenses for both the three and nine months ended September 30, 2003 were $0, compared to $0 and $40,000 for the three and nine months ended September 30, 2002, respectively, The decrease in research and product development expenses was the result of the Company ceasing operations on July 1, 2002.

     Selling Expenses. Selling expenses for both the three and nine months ended September 30, 2003 was $0, compared to $0 and $32,000 for the three and nine months ended September 30, 2002, respectively.

     General and Administrative Expenses. General and administrative expenses for the three and nine months ended September 30, 2003 were $45,000 and $97,000, respectively, consisting mainly of insurance, travel, legal and accounting expenses, compared to $145,000 and $709,000 for the three and nine months ended September 30, 2002, respectively. The decreases mainly resulted from reductions of overall expenses of the Company and were also due to the Company ceasing operations on July 1, 2002.

     Other Income and Expense. During the nine months ended September 30, 2002, the Company recorded an impairment loss on long-term prepaid expense and property and equipment sold to CallVision, Inc. of $337,000. Other non-interest income was $12,000 and $19,000 for the three and nine months ended September 30, 2002, respectively, including finance charges and a gain from the sale of miscellaneous property and equipment.

     Net Loss. The Company incurred a net loss of $45,000 and $97,000 for the three and nine months ended September 30, 2003, compared to a net loss of $135,000 and $932,000, respectively, for the comparable periods in the prior year. These reductions are primarily the result of the Company ceasing operations on July 1, 2002 and other factors noted above.

     Liquidity and Capital Resources. The Company had a working capital of $85,000 and $9,000 at September 30, 2003 and December 31, 2002, respectively. Cash used in operations was $63,000 and $257,000 for the nine months ended September 30, 2003 and 2002, respectively. In 2003, the primary use of cash in operations was to fund the Company’s net loss partially offset by a decrease in prepaid expenses and deposits. Cash was used to fund the Company’s net loss for the nine months ended September 30, 2002.

     Cash provided by investing activities was $123,000 for the nine months ended September 30, 2002, primarily related to the sale of miscellaneous property and equipment.

     Cash provided from financing activities was $172,000 for the nine months ended September 30, 2003. Cash was provided from the sale of the Company’s common stock, as described in Note 4.

     On July 1, 2002 the Company ceased business operations. Accordingly, the Company engaged in no business operations during the three and nine months ended September 30, 2003, and does not expect to resume business operations (of any character) in the near future. Because the Company does not anticipate engaging in any business operations, the Company does not expect to have any income from operations in the near future. The Company continues to investigate various business opportunities and hopes to utilize its capital structure to attract a business opportunity that will maximize potential value to shareholders.

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

     The Company believes that with the proceeds from its recent private placement, including the stock subscriptions receivable, it has enough capital to fund its current operations for the next twelve months.

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

Item 3. Controls and Procedures

     We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of September 30, 2003, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.

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

ONELINK, INC

Date: November 3, 2003	By:	/s/ Ronald E. Eibensteiner

	Title:	President and Chief Executive Officer

Date: November 3, 2003	By:	/s/ Brian D. Niebur

	Title:	Chief Financial Officer (Principal Accounting Officer)