Form 10KSB
period 2003-12-31
SPECTRE GAMING INC
filed 2004-03-24
CIK 891389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-25764

Spectre Gaming, Inc.

(formerly OneLink, Inc.)

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

Yes [X] No [  ]

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [  ]

     The Company’s revenues from continuing operations for the fiscal year ended December 31, 2003 totaled $0.

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of February 23, 2004 was approximately $3,393,794 based on the average of the closing bid and asked price of the registrant’s common stock on such date. The number of shares outstanding of the registrant’s common stock, as of February 23, 2004 was 8,527,863.

     Transitional Small Business Issuer Format (Check One):

Yes [  ] No [X]

SPECTRE GAMING, INC.

     All statements, other than statements of historical fact, included in this Form 10-KSB, including without limitation the statements under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Spectre Gaming, Inc., (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, our ability to maintain compliance with SEC disclosure requirements, our ability to locate a privately held company seeking to merge with the Company and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

Item 1. Description of Business

General

     Spectre Gaming, Inc. (the “Company” or “Spectre”) (formerly OneLink, Inc.) was incorporated in Minnesota in June 1990. The Company is seeking to become a provider of interactive electronic games to the rapidly growing Native American Class II and charitable gaming markets. The Company designs and develops networks, software and content that provides customers with a comprehensive gaming system.

     Prior to July 1, 2002, Spectre provided telecommunications-based business-intelligence services via the Internet. The Company’s services enabled the production of business-intelligence reports based on caller data of business customers available from telecommunications companies. The reports included summaries and detail of the data about the location of the businesses’ incoming callers, frequency of calls, number of unanswered calls, busy calls, and similar information. Incumbent Local Exchange Carriers (referred to in the industry as “ILECs”) provided the data the Company used to generate the business-intelligence reports. The Company sold its service directly to ILECs, primarily targeting the Regional Bell Operating Companies, and the ILECs in turn marketed and sold the Company’s services under their own private branding to their own business customers, especially small to medium-sized businesses depending on incoming telephone calls to generate revenue. In 2003, the Company decided to pursue opportunities in the Native American Class II and charitable gaming markets.

Native American Gaming Market

     The Native American gaming market is a highly fragmented segment of the overall gaming industry in the United States. Though not all of the over 550 federally recognized Native American tribes offer gaming, there are over 300 Class II and Class III gaming facilities throughout the United States, with the majority of tribes operating only one facility. In 2002, the Native American gaming market in the United States generated $14.5 billion and is expected to generate $16.5 billion in fiscal 2003.

     Native American gaming is governed by the Indian Gaming Regulatory Act of 1988, or IGRA, which established the National Indian Gaming Commission, or NIGC, with certain regulatory powers over Native American gaming. The IGRA classifies games that may be played on Native American lands into three categories, each of which is subject to different regulations, as follows:

Class I Gaming. Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribe level.

Class II Gaming. Class II gaming includes bingo and, if played at the same location where bingo is offered, pull-tabs and other games similar to bingo. Class II gaming is regulated by the individual Native American tribes, with the NIGC having oversight of the tribal regulatory process. States that allow bingo and games similar to bingo to be conducted by any other entity or for any other purposes, such as bingo at charities or schools, may not regulate Class II gaming, and therefore receive no tax revenues from income the tribes derive from Class II gaming.

Class III Gaming. Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including slot machines and most table games. Class III gaming is governed by compacts that must be negotiated between individual states and individual Native American tribes. The compacts typically include provisions entitling the state to receive taxes at an agreed-upon rate from the income a tribe derives from Class III gaming activities.

     The Company’s proposed Class II games will be designed and operated to meet the requirements of IGRA or the appropriate Native American-state compacts. Recent rulings by the NIGC have generally favored the suppliers of Class II gaming equipment. This market, once considered a so-called “grey market” is now becoming a legitimate and expanding opportunity to the mainstream gaming industry.

     Indian reservations ventured into the gaming market in 1979 by operating bingo halls. Aided by their semi-autonomous status, Indian bingo games, which are free from state regulations, have grown rapidly as players continue to flock to reservations by the busloads to take advantage of the lucrative high-stakes prizes and casino-style gaming. There are currently over 25,000 Class II machines in the United States marketplace. This number is expected to grow to 150,000 by the end of 2006. The Company believes Native American tribes that have no Class III state compacts (e.g. tribes in Florida), or have machine limits under their specific Class III compacts (e.g. tribes in California and South Dakota) or that have compacts allowing the state to take a substantial portion of the tribe’s revenue for Class III gaming are all potential customers for Class II gaming equipment.

Charitable Gambling Market

     Over 600 million people play charitable bingo worldwide per year and there are 35,000 bingo halls in North America. States such as Alabama and Texas are now offering electronic bingo games. There are ongoing legislative initiatives in a number of jurisdictions that, if successful, the Company believes would allow the use of its technology in charitable-bingo establishments in those jurisdictions.

Spectre’s Strategy

     The Company plans on initially delivering its Class II games to Native American customers nationwide through a broadband telecommunications network, which links player stations located both within and among Class II gaming facilities and enables players to compete against one another in the same game to win pooled prizes and or individually. The Company has designed and developed and continues to design and develop hardware, software, networks and content able to provide its Native American customers with comprehensive gaming systems. As opportunities arise, the Company intends to expand into the charitable gaming market.

Sale of Assets

     On April 24, 2002, while the Company was involved in providing business-intelligence products and services the Company announced that its ability to generate cash flow was severely impacted by the downturn in the telecommunications market. The severe downturn greatly delayed the deployment of the Company’s products by Regional Bell Operating Companies. On June 3, 2002, the Company announced that a letter of intent had been signed with CallVision, Inc. (“CallVision”) pursuant to which CallVision agreed in principle to purchase substantially all of the Company’s assets. The Company entered into an asset purchase agreement with CallVision, Inc. on June 28, 2002, and ceased operations as of July 1, 2002. On December 6, 2002, the Company’s shareholders approved the asset sale and on December 11, 2002, the Company closed on its sale of substantially all of its assets to CallVision.

     Pursuant to the asset purchase agreement with CallVision, the Company sold substantially all its assets in exchange for cash payments totaling $214,300. Upon the execution and delivery of the asset purchase agreement, CallVision paid the Company $100,000 in cash, plus an additional $14,300 in cash for the Company’s June 2002 office rent and T-1 bandwidth. At the closing of the asset sale, CallVision paid the Company the remaining $100,000 in cash. The Company was also to receive an amount equal to 15% of revenue generated from certain sales of current or future versions of the Company’s products during the period from closing through December 31, 2003. There were no such qualified sales of the Company’s products during such period. The proceeds received from the sale of the Company’s assets were not sufficient to allow the Company to make any distributions to the Company’s shareholders. During the year ended December 31, 2002, the Company recorded a loss of approximately $337,000 related to a long-term prepaid expense, and property and equipment sold to CallVision in connection with the asset sale.

Reverse Stock Split

     On November 10, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s capital stock at a ratio of one-for-three. The reverse split became effective with respect to shareholders of record at the close of business on December 2, 2003. In lieu of fractional shares, shareholders of common stock received a cash payment. Stockholders’ equity has been restated to give retroactive recognition of the reverse split for all periods presented by reclassifying to additional paid-in capital the amount in excess of the par value of the outstanding shares. All references to share and per share amounts for all periods presented have been retroactively restated to reflect this reverse split.

Employees

     As of December 31, 2003, the Company had one employee.

Risk Factors

     Unpredictability of Future Results of Operations. As a result of the Company’s lack of operating history in the Native American Class II and charitable gaming markets, the Company is unable to accurately forecast its future revenues.

     Need for Additional Financing. The Company’s operations, as currently conducted, generate costs related to the exploration of additional business opportunities for the Company, as well as ongoing personnel, legal and accounting expenses. If the Company is unable to capitalize on its existing opportunities or locate and act on other business opportunities, or if expenditures exceed the Company’s current expectations, the Company will be required to find additional sources of financing. Even if the Company successfully avails itself of current or future opportunities, additional financing may be requires to expand or continue being involved in such opportunities.

     Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, loans from banks, loans from affiliates of the Company or other financial institutions. No assurance can be given, however, that the Company will be able to sell any such securities, or obtain such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or the Company’s entire business, discontinue preparing and filing the disclosure reports, or dissolve the Company, and your shareholder investment will likely be lost.

     Possible Issuance of Additional Common or Preferred Stock. Our authorized capital consists of 16,666,666 shares of capital stock, 13,333,333 of which have been designated as Common Stock, and 3,333,333 of which are undesignated (i.e., available for issuance as either Common Stock or preferred stock). Pursuant to authority granted by the Company’s Articles of Incorporation, our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of preferred stock that may be issued could be superior to the rights of the current shareholders. Our

Board’s ability to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal. Any such issuances will dilute the percentage of ownership interest of current shareholders and may dilute the book value of the Company.

     Dependence on Senior Management; Need for Additional Personnel. The Company’s success in the Native American Class II and charitable gaming markets depends in significant part upon the continued service of its key senior management personnel. In particular, we are materially dependent upon the services of Ronald E. Eibensteiner, the Company’s Chairman and Chief Executive Officer, and Brian D. Niebur, a director of the Company and the Company’s Chief Financial Officer. If such persons are unable to continue serving the Company, it could have a material adverse impact on the Company’s business, financial condition and operations. The Company’s success also depends on its ability to identify, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing personnel. The Company intends to hire a number of sales, business development, marketing, technical and administrative personnel in the future. Competition for such personnel is intense and there can be no assurance that the Company will successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to retain and attract the necessary technical, managerial, sales and marketing and administrative personnel could have a material adverse impact on the Company’s business, financial condition and operations.

     Control by Existing Shareholders. The outstanding shares of the Company’s common stock are concentrated in the hands of a relatively few shareholders. These shareholders are able to exercise significant control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company.

     Our Common Stock Trades only in an Illiquid Trading Market. Trading of our common stock is conducted on the OTC Bulletin Board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our Company and common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

     Our Common Stock is Subject to Penny-Stock Rules Which May Further Hamper Your Ability to Sell Shares. Our Common Stock is a “penny stock” under current SEC rules. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell shares of our Common Stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions because of the administrative burden and otherwise. Accordingly, you may not always be able to resell shares of our Common Stock publicly at times and prices that you feel are appropriate or fair.

     No Future Cash Dividends. To date, the Company has not paid any cash dividends and does not anticipate the payment of cash dividends in the foreseeable future.

     Our Independent Auditors Have Substantial Doubt About Our Ability To Continue As A Going Concern. We have had net losses for each of the years ended December 31, 2003 and 2002, and we had an accumulated deficit as of December 31, 2003. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are considering new business opportunities in the rapidly growing Native American Class II and charitable gaming markets we do not expect to generate any significant revenues for the foreseeable future. Our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

     Evolving Law May Adversely Impact the Company’s Entry into the Gaming Industry. On November 25, 2003, the United States Department of Justice, at the request of the Bush administration, filed two formal requests asking the United States Supreme Court to review caselaw affecting the 10th and 8th Circuits. These appellate court circuits cover dozens of tribes in the west and northern plains states. The Justice Department filing was aimed at overturning two recent cases which determined that certain types of casino games — those called “bingo” and using bingo odds and rules of play but which appear, sound and play like slot machines — are really bingo-type machines classified as “Class II” games.

     The classification of these particular types of games is important for many reasons. For one, state tribal compacts typically limit the number of Class III slot-machine games able to be installed in any one gaming location. Second, the Company’s strategy of becoming involved in the gaming industry is directly related to these kinds of bingo/slot-machine games. The Company has entered into a transaction with MET Games, Inc., an Oklahoma corporation, pursuant to which the Company will acquire gaming technology related to these kinds of bingo/slot machines. The Company’s ability to capitalize effectively on this technology materially depends on the classification of slot-machine/bingo games and the number of gaming machines eligible to be used in gaming locations.

     On March 2, 2004, the United States Supreme Court denied writs of certiorari for the two above-indicated lawsuits. Essentially, this act upholds the lower courts decisions that the gaming machines using bingo rules of play but appear and play like slot machines are rightly categorized as “Class II” gaming machines. While this recent ruling is positive for the gaming industry in general and for the Company in particular, there can be no assurance that there will not other attempts to overturn this result. Of course, the result of any such further attempts is beyond the Company’s control, and its outcome must be considered a material and significant risk factor.

     The Company Currently Has No Licenses or Permits for its Anticipated Gaming Business. The gaming industry in the United States is highly regulated, and frequently requires that operators of gaming facilities and manufacturers and distributors of gaming machines and related equipment acquire various authorizations, licenses, permits or other forms of approval from governmental and/or quasi-governmental agencies or bodies. At this time, the Company possesses no such authorizations, licenses, permits or other forms of approval that may be required for it to manufacture, manage and service its anticipated gaming machines. Any failure to obtain a required authorizations, licenses, permits or other form of approval may thwart the Company’s business plans entirely.

Item 2. Description of Property

     Through June 30, 2002, the Company leased approximately 8,228 square feet of commercial office and warehouse space for $8,228 per month plus operating expenses and utilities at 10340 Viking Drive, Suite 150, Eden Prairie, MN 55344. As of July 1, 2002, the Company terminated this lease. The Company currently uses 800 Nicollet Mall, Suite 2690, Minneapolis, MN 55402 as its administrative headquarters. The Company paid Corporate Services Group, a company wholly-owned by the Company’s Chairman and Chief Executive Officer, $30,363 for rent and overhead in 2003. The Company anticipates using this space through 2004 and believes that the space will be adequate for its operations.

Item 3. Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company’s common stock traded on the pink sheets under the symbol “ONEL.PK” through December 19, 2003. From December 22, 2003, until January 12, 2004, the Company’s common stock traded on the OTC Bulletin Board under the symbol “ONLK.OB.” Since January 12, 2004, the Company’s common stock has traded under the symbol “SGMG.OB.” The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2003 and 2002. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. These quotations are also adjusted to reflect the one-for-three reverse stock split of the Company’s common stock effected on December 2, 2003. Trading in the Company’s capital stock was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	Year Ended December 31, 2003
	High	Low
First Qtr.	$.03	$.03
Second Qtr.	.09	.03
Third Qtr.	.15	.03
Fourth Qtr.	.936	.059

	Year Ended December 31, 2002
	High	Low
First Qtr.	$.00	$.00
Second Qtr.	.03	.00
Third Qtr.	.00	.00
Fourth Qtr.	.12	.00

     The approximate number of shareholders of record of the Company’s common stock as of February 24, 2004 was 150.

     The Company has never declared or paid a cash dividend on our common stock and does not anticipate paying any cash dividends in the foreseeable future.

     The following table sets forth certain information regarding the sale of common stock by the Company during the calendar year 2003 in transactions which were not registered under the Securities Act of 1933. References to exemptions applicable to such sales refer to sections of Regulation D promulgated under the Securities Act of 1933

				Exemption from
Date of Sale	Number of Shares Sold	Persons to Whom Sold	Consideration Paid	Registration Relied Upon
9/24/03	1,974,667(1)	28 entities	$118,480	Regulation 506
9/29/03	2,566,666(1)	5 entities	$154,000	Regulation 506
12/17/03	264,840	20 entities	$198,630	Regulation 506

     (1) Adjusted for one-for-three reverse stock split effective for shareholders of record on December 2, 2003.

  The following table sets forth certain information regarding equity compensation plan information as of December 31, 2003.

Item 6. Management’s Discussion and Analysis or Plan of Operations

     Overview:

     On December 11, 2002, pursuant to an agreement and shareholder approval, the Company closed on the sale of substantially all of its net operating assets. The Company recorded a loss of approximately $337,000 related to a long-term prepaid expense, and property and equipment sold to CallVision in connection with the asset sale for which gross cash proceeds were $214,300. After the asset sale, the Company had no sources of revenue as the net operating assets sold represented substantially all of its operations. The Company believed that the asset sale would enable the Company to seek a business combination or other transaction that would provide a more attractive opportunity than the Company’s former telecommunications-based business. In July 2003, the Company raised funds through the private placement of its common stock (the “July Offering”). Then, in November 2003, the Company began a second private placement which ended in March 2004 (the “Subsequent Offering”). Both the July and Subsequent Offerings were private placements made under Rule 506 promulgated under the Securities Act of 1933, as amended. The Company raised funds in these private placements in anticipation of entering into the business of developing, manufacturing, distributing and servicing gaming machines, primarily for the Native American and charitable gaming markets.

Results of Operations:

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenues. The Company’s revenues for the year ended December 31, 2003 were $0 compared to $556,000 for the year ended December 31, 2002, a decrease of 100%. The decrease in revenues is the result of the Company ceasing operations in the telecommunications-based business-intelligence services business on July 1, 2002.

     Cost of Revenues and Gross Profit. The Company’s cost of revenues for the year ended December 31, 2003 was $0, compared to $390,000 for the year ended December 31, 2002, a decrease of 100%. The decrease was the result of no revenues due to the Company ceasing operations in the telecommunications-based business-intelligence services business on July 1, 2002.

     Gross profit for the year ended December 31, 2003 was $0, compared to $166,000 for the year ended December 31, 2002, a decrease of 100%.

     Research and Product Development Expenses. Research and product development expenses for the year ended December 31, 2003 were $0, compared to $40,000 for the year ended December 31, 2002, a decrease of 100%. The decrease in research and product development expenses was the result of the Company ceasing operations in the telecommunications-based business-intelligence services business on July 1 ,2002.

     Selling Expenses. Selling expenses for the year ended December 31, 2003 were $0, a 100% decrease, compared to $32,000 for the year ended December 31, 2002.

     General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2003 were $ 218,000, compared to $781,000 for the year ended December 31, 2002, a decrease of 72%. The decrease mainly resulted from reductions of overall expenses of the Company and the Company ceasing operations in the telecommunications-based business-intelligence services business on July 1, 2002.

     Loss on Sale of TeleSmart and TeleMetrics Products. The Company recorded a loss of $337,000 on a long-term prepaid expense and the sale of property and equipment to CallVision, Inc. for the year ended December 31, 2002.

     Other Income and Expense. Other income was $0 for the year ended December 31, 2003, compared to $17,000 for the year ended December 31, 2002. The other non-interest income in 2002 primarily related to finance charges and a gain from the sale of miscellaneous property and equipment.

     Net Loss. The Company incurred a net loss of $218,000 for the year ended December 31, 2003, compared to a net loss of $1,007,000 for the prior year. This reduction is primarily the result of the Company ceasing operations in the telecommunications-based business-intelligence services business on July 1, 2002 and other factors noted above.

     Liquidity and Capital Resources. The Company had positive working capital of $260,000 and $9,000 at December 31, 2003 and 2002, respectively. During 2003, cash used in operations was $148,000, primarily related to funding the Company’s net loss, partially offset by a decrease in prepaid expenses and deposits and an increase in accounts payable, payroll and related taxes and accrued expenses. Cash provided by financing activities was $469,000, primarily due to proceeds from the sale of common stock of $427,000.

     During 2002, cash used in operations was $369,000 primarily due to a net loss of $1,007,000, offset by depreciation and amortization of $209,000, loss on the sale of TeleSmart and TeleMetrics products of $337,000, a decrease in accounts receivable of $146,000 and a decrease in prepaid expenses and deposits of $102,000. Cash provided by investing activities was $225,000, primarily related to the sale of miscellaneous property and equipment and the sale of TeleSmart and TeleMetrics products.

     On June 28, 2002, the Company entered into an asset purchase agreement with CallVision, Inc., pursuant to which the Company agreed to sell substantially all of its assets to CallVision. On December 6, 2002, the Company’s shareholders approved the asset sale and on December 11, 2002, the Company closed on its sale of substantially all of its assets to CallVision. The Company ceased conducting business operations in the telecommunications-based business-intelligence services business and transferred physical possession of its operating assets related to this business to CallVision.

     On July 1, 2002 the Company ceased business operations in the telecommunications-based business-intelligence services business. Accordingly, the Company engaged in no business operations during the six months ended December 31, 2002 or the first nine months of the year ended December 31, 2003.

     Management believes that its cash should be sufficient to satisfy its cash requirements for at least the next 12 months.

New Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2004. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material effect on the Company’s financial statements.

Critical Accounting Estimates

     Critical accounting policies are those (i) having the most impact on the reporting of he Company’s financial condition and results, and (ii) requiring significant judgments and estimates. Due to the cessation of operations in the telecommunications-based business-intelligence services business, the Company does not believe it has any critical policies or procedures.

Item 7. Financial Statements

REPORT OF INDEPENDENT AUDITORS

To Shareholders and Board of Directors of
Spectre Gaming, Inc. (Formerly OneLink, Inc.)

We have audited the accompanying balance sheets of Spectre Gaming, Inc. (formerly OneLink, Inc.) as of December 31, 2003 and 2002, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectre Gaming, Inc. (formerly OneLink, Inc.) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had net losses for the years ended December 31, 2003 and 2002 and had an accumulated deficit at December 31, 2003. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
February 3, 2004

Spectre Gaming, Inc.
Balance Sheets

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash	$323,675	$3,346
Prepaid expenses	40,461	60,527

Total current assets:	364,136	63,873

Total Assets:	$364,136	$63,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,907	$7,887
Accrued payroll and related taxes	3,942	—
Accrued expenses	57,538	46,538

Total current liabilities:	104,387	54,425

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 16,666,666 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares—466,666
Issued and outstanding shares:
440,000 shares at December 31, 2003 and 2002	4,400	4,400
($660,000 liquidation preference)
Common stock, par value $.01 per share:
Authorized shares—13,333,333
Issued and outstanding shares:
8,093,198 shares at December 31, 2003 and 3,287,084 at December 31, 2002	80,932	32,871
Additional paid-in capital	16,388,237	16,191,517
Stock-subscription receivable	—	(223,922)
Accumulated deficit	(16,213,820)	(15,995,418)

Total shareholders’ equity:	259,749	9,448

Total liabilities and shareholders’ equity:	$364,136	$63,873

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Operations

	Years ended December 31,
	2003	2002
Revenues	$—	$556,311
Cost of revenues	—	390,479

Gross profit	—	165,832

OPERATING EXPENSES:
Selling	—	32,285
Research and product development	—	40,470
General and administrative	218,402	780,589
Impairment charge related to TeleSmart and TeleMetrics products	—	336,507

Total Operating Expenses:	218,402	1,189,851

Operating loss	(218,402)	(1,024,019)
OTHER INCOME (EXPENSE):
Interest income	—	458
Other income (expense)	—	16,923

Net Loss:	$(218,402)	$(1,006,638)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(.05)	$(.31)
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	4,072,188	3,287,084

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Shareholders’ Equity

	Series A Convertible				Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2001	440,000	$4,400	3,287,084	$32,871	$16,191,517	$(223,922)	$(14,988,780)	$1,016,086
Net loss	—	—	—	—	—	—	(1,006,638)	(1,006,638)

Balance at December 31, 2002	440,000	4,400	3,287,084	32,871	16,191,517	(223,922)	(15,995,418)	9,448
Cash payments related to reverse stock split	—	—	(59)	(1)	(34)	—	—	(35)
Sale of common stock, net of issuance costs	—	—	4,106,173	41,062	385,676	—	—	426,738
Conversion of related party debt to common stock	—	—	700,000	7,000	35,000	—	—	42,000
Cancellation of stock- subscription receivable	—	—	—	—	(223,922)	223,922	—	—
Net loss	—	—	—	—	—	—	(218,402)	(218,402)

Balance at December 31, 2003	440,000	$4,400	8,093,198	$80,932	$16,388,237	$—	$(16,213,820)	$259,749

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Cash Flows

	Years ended December 31,
	2003	2002
Operating activities
Net loss	$(218,402)	$(1,006,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	208,537
Gain on disposal of property and equipment	—	(6,770)
Loss on sale of TeleSmart and TeleMetrics products	—	336,507
Changes in operating assets and liabilities:
Trade accounts receivable	—	145,761
Prepaid expenses and deposits	20,066	102,231
Accounts payable, payroll and related taxes and accrued expenses	49,962	(95,202)
Deferred revenue	—	(53,916)

Net cash used in operating activities:	(148,374)	(369,490)

Investing activities
Proceeds from the sale of property and equipment	—	225,068

Net cash provided by investing activities:	—	225,068

Financing activities
Proceeds from sale of common stock, net of issuance costs	426,738	—
Proceeds from loans payable – related parties	47,000	—
Cash payments for reverse stock split	(35)	—
Payments on loans payable – related parties	(5,000)	—

Net cash provided by financing activities:	468,703	—

Increase (decrease) in cash	320,329	(144,422)
Cash at beginning of year	3,346	147,768

Cash at end of year:	$323,675	$3,346

Supplemental investing and financing activities:
Conversion of related party debt to common stock	$42,000	$—

Cancellation of stock-subscription receivable and contingent note payable	$223,922	$—

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Notes to Financial Statements

1. Description of Business

   Spectre Gaming, Inc. (the “Company” or “Spectre”) (formerly OneLink, Inc.) was incorporated in Minnesota in June 1990 and changed its name to Spectre Gaming, Inc. in January 2004. The Company is a provider of interactive electronic games to the rapidly growing Native American Class II and charitable gaming markets. The Company designs and develops networks, software and content that provides its customers with a comprehensive gaming system.

   Prior to July 1, 2002, Spectre provided telecommunications-based business-intelligence services via the Internet. The Company’s services enabled the production of business-intelligence reports based on caller data of business customers available from telecommunications companies. The reports included summaries and detail of the data about the location of the businesses’ incoming callers, frequency of calls, number of unanswered calls, busy calls, and similar information. Incumbent Local Exchange Carriers (referred to in the industry as “ILECs”) provided the data the Company used to generate the business-intelligence reports. The Company sold its service directly to ILECs, primarily targeting the Regional Bell Operating Companies, and the ILECs in turn marketed and sold the Company’s services under their own private branding to their own business customers, especially small to medium-sized businesses depending on incoming telephone calls to generate revenue.

   On April 24, 2002, while the Company was involved in providing telecommunications-based business-intelligence services, the Company announced that its ability to generate cash flow was severely impacted by the downturn in the telecommunications market. The severe downturn greatly delayed the deployment of the Company’s products by Regional Bell Operating Companies. On June 3, 2002, the Company announced that a letter of intent had been signed with CallVision, Inc. (“CallVision”) pursuant to which CallVision agreed in principle to purchase substantially all of the Company’s assets. The Company entered into an asset purchase agreement with CallVision on June 28, 2002, and ceased operations as of July 1, 2002. On December 6, 2002, the Company’s shareholders approved the asset sale and on December 11, 2002, the Company closed on its sale of substantially all of its assets to CallVision.

   Pursuant to the asset purchase agreement with CallVision, the Company sold substantially all its assets in exchange for cash payments of $214,300. Upon the execution and delivery of the asset purchase agreement, CallVision paid the Company $100,000 in cash, plus an additional $14,300 in cash for the Company’s June 2002 office rent and T-1 bandwidth. At the closing of the asset sale, CallVision paid the Company the remaining $100,000 in cash. The Company was also to receive an amount equal to 15% of revenue generated from certain sales of current or future versions of the Company’s products during the period from closing through December 31, 2003. There were no such sales of the Company’s products during such period. The proceeds received from the sale of the Company’s assets were not sufficient to allow the Company to make any distributions to the Company’s shareholders. During the year ended December 31, 2002, the Company recorded a loss of approximately $337,000 related to a long-term prepaid expense, and property and equipment sold to CallVision in connection with the asset sale.

   The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the years ended December 31, 2003 and 2002 and had an accumulated deficit at December 31, 2003. Upon the closing of the asset sale, the Company did not have any material assets and did not have sufficient funds to pay ongoing operating expenses. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   The Company, as noted above, is now pursuing the business opportunities in the rapidly growing Native American Class II and charitable gaming markets. To fund these business opportunities, the Company has engaged in equity financing (see Note 10). There can be no assurance the Company will raise the necessary capital to fund this business opportunity.

2. Summary of Accounting Policies

   Revenue Recognition. Revenue for services was recognized at the end of each month in which services were provided. Revenue for product sales was recorded upon shipment. Revenue on certain contracts may require revenue recognition under contract accounting rules, whereby revenue is recognized on a percentage-of-completion basis. Billings in excess of costs and estimated earnings were included in deferred revenue. The Company ensured that the transactions complied with the seven conditions and six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the SEC. In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company used the above criteria to determine whether revenue could be recognized, and therefore, believes that the issuance of this bulletin did not have a material impact on these financial statements.

   The Company extended unsecured credit to customers in the normal course of business.

   Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

   Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148. Accordingly, the Company has made pro forma disclosures of what net loss and net loss per common share would have been had the provisions of SFAS No. 123 been applied to the Company’s stock options.

   The pro forma disclosure of the effect of SFAS No. 123 on net loss and net loss per common share for the years ended December 31, 2003 and 2002 is presented below. There were no stock options granted in 2002.

	Year Ended December 31,
	2003	2002
Net loss:
As reported	$(218,402)	$(1,006,638)
Pro forma	(251,596)	(1,006,638)
Basic and diluted net loss per common share
As reported	$(0.05)	$(0.31)
Pro forma	(0.06)	(0.31)
Stock-based compensation
As reported	$—	$—
Pro forma	33,194	—

   The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Year Ended December 31,
	2003	2002
Risk Free interest rate	3.12%	N/A
Expected life	4.7 years	N/A
Expected volatility	469%	N/A
Expected dividends	0%	N/A

   Cash. The Company deposits its cash in a high quality financial institution. The balances, at times, may exceed federally insured limits.

   Property and Equipment. Property and equipment was stated at cost. Depreciation of an asset was recognized on the straight-line basis over the asset’s estimated useful life ranging from one to seven years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Depreciation and amortization expense on property and equipment was $0 and $208,537 for the years ended December 31, 2003 and 2002, respectively.

   The Company adopted Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll-related costs for employees who are directly associated with and devote time to an internal-use software-development project. During 2003 and 2002, no software-development costs were capitalized.

   Long-term prepaid expense. The long-term prepaid expense was being amortized using the straight-line method over five years. As of December 31, 2002, the carrying value of the long-term prepaid expense was reviewed and determined to be impaired. The Company included in the impairment loss for the year ended December 31, 2002 of $336,507, the impairment related to the long-term prepaid expense.

   Income Taxes. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the temporary differences between the financial and income tax reporting bases of assets and liabilities.

   Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted loss per common share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding during the years ended December 31, 2003 and 2002 were antidilutive (see Note 5).

   Fair Value of Financial Instruments. The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

   Recent Accounting Pronouncements. In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

   In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial statements.

   In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial statements.

   In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2004. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material effect on the Company’s financial statements.

3. Contingent Shareholder Notes Payable

   In January 1994, the Company acquired 73,121 shares of common stock from two shareholders for $6.54 per share by issuing promissory notes totaling $478,212 which bear interest at 6%. These shares have been canceled and retired. Under the terms of the notes, payments shall be made when, and only if, the Company receives payments for the exercise of options under its 1994 Stock Option Plan until the notes are paid in full. The Company is required to use 100% of any cash proceeds resulting from the exercise of options under the 1994 Stock Option Plan to pay down these obligations until the notes are satisfied. As of December 31, 2003, there were no options outstanding under the 1994 Stock Option Plan. Consequently, no liability has been recorded in the financial statements. No principal or interest payments were made on these promissory notes in 2003 and 2002.

   During December 1999, the Company sold 37,808 shares of common stock and received a stock-subscription receivable for $226,852 from one of the note holders. The receivable was payable when payments on the contingent shareholder notes payable are made by the Company. The outstanding balance on the stock-subscription receivable earns interest at 6%. There were no payments made in 2003 or 2002. In December 2003, when the principal balance of the subscription receivable was $223,922, the Company and one of the note holders, with an original principal amount of $232,707, agreed to offset the remaining balance of the note against the subscription receivable from the note holder. The agreement released the Company from its obligations under the note, released the note holder from their obligations under the subscription agreement and related stock pledge agreement, and mutually released both parties from any and all claims by the other party.

   The principal balance of the contingent promissory notes was $238,939 and $465,769 at December 31, 2003 and 2002, respectively.

4. Shareholders’ Equity

Reverse Stock Split

   On November 10, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s capital stock at a ratio of one-for-three. The reverse split became effective with respect to shareholders of record at the close of business on December 2, 2003. In lieu of fractional shares, shareholders of common stock received a cash payment. Stockholders’ equity has been restated to give retroactive recognition of the reverse split for all periods presented by reclassifying to additional paid-in capital the amount in excess of the par value of the outstanding shares. All references to share and per share amounts for all periods presented have been retroactively restated to reflect this reverse split.

Common Stock

   During December 1999, the Company sold 37,808 shares of common stock and received a stock-subscription receivable for $226,852. The receivable was payable when payments on the contingent shareholder notes payable were made by the Company (see Note 3). The outstanding balance on the stock-subscription receivable earned interest at 6%. There were no payments made in 2003 or 2002. In December 2003, the Company agreed to offset the remaining balance of the subscription receivable against the contingent shareholder notes payable (see Note 3). The agreement released the Company from its obligations under the note, released the note holder from their obligations under the subscription agreement and related stock pledge agreement, and mutually released both parties from any and all claims by the other party.

   In September 2003, the Company sold 3,841,333 shares of common stock for gross proceeds of $230,480, and issued 700,000 shares in satisfaction of $42,000 of debt to related parties.

   In December 2003, the Company sold 264,840 shares of common stock for gross proceeds of $198,630 and had offering expenses of $2,372.

Preferred Stock

   During the year ended December 31, 2001, the Company sold 440,000 shares of Series A Convertible Preferred Stock and received net proceeds of $615,133. The preferred stock has voting rights identical to common stock. In the event of liquidation, the Series A Preferred Shareholders receive a liquidation preference of $660,000. Although no dividends are required with respect to the Series A Preferred Stock, no dividend shall be paid on any shares of common stock unless comparable dividends are paid on the Series A Preferred Stock.

   The holders of Series A Convertible Preferred Stock may elect to convert all or a portion of such shares into shares of the Company’s common stock in the manner set forth in the Series A Convertible Preferred Stock Certificate of Designation on file with the Minnesota Secretary of State.

5. Warrants and Stock Options

   During 2003, 16,666 five-year warrants were issued to a consultant and none were exercised. The warrants issued to the consultant are earned and vest as the consultant provides services and achieves milestones as described in the consulting agreement. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the warrants as the milestones are achieved. At December 31, 2003, no expense has been recorded related to these warrants as no milestones were achieved. During 2002, no warrants were issued or exercised. At December 31, 2003, the Company had 74,325 warrants outstanding with exercise prices ranging from $0.75 to $8.82. The warrants expire serially through October 2008.

   The Company established a stock option plan in 1994 (“1994 Stock Option Plan”) to provide incentives to employees and under which 1,000,000 shares of common stock have been reserved for issuance. The options can be either incentive stock options or non-statutory stock options and are valued at the fair market value of the stock on the date of grant. The options generally vest over a period of four years and have a life of six to ten years.

   The Company established a stock option plan in 1999 (“1999 Stock Option Plan”) to provide incentives to directors and officers and under which 200,000 shares of common stock have been reserved for issuance. The options can only be non-qualified stock options and are valued at the fair market value of the common stock on the date of grant unless otherwise determined by the plan administrator, in which case the option may not be less than 85% of the fair market value of the common stock on the date of grant.

   During 2003, the Company issued options for 16,667 shares of common stock to a director that are subject to the shareholders of the Company approving an increase in the number of shares reserved for issuance under the 1999 Stock Option Plan and are not considered outstanding at December 31, 2003.

   At December 31, 2003, the Company had 172,774 exercisable options outstanding with a weighted-average exercise price of $0.65, and a weighted-average remaining contractual life of 9.2 years.

   The weighted-average grant date fair market value of options granted during the year ended December 31, 2003 was $0.24.

   The following table summarizes options and warrants to purchase shares of the Company’s common stock:

		Weighted	Range of		Weighted
		Average	Option		Average Exercise
	Options	Exercise Price	Exercise	Warrants	Price
	Outstanding	Per Share	Price	Outstanding	Per Share
Balance at December 31, 2001	760,439	$4.29	$1.11to$11.64	61,659	$4.50
Canceled/expired	(490,833)	4.11	$1.11to$11.64	—	—

Balance at December 31, 2002	269,606	4.62	$3.00to$10.50	61,659	4.50
Granted	199,999	.35	$ 0.15to$0.75	16,666	.75
Canceled/expired	(250,998)	4.67	$3.00to$10.50	(4,000)	3.74

Balance at December 31, 2003	218,607	$.67	$0.15to$6.00	74,325	$3.71

   The following table summarizes information about stock options outstanding at December 31, 2003:

	Options outstanding			Options exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.15	133,333	9.75	$0.15	133,333	$0.15
$0.75	66,666	9.89	0.75	20,833	0.75
$3.00 to $3.09	11,942	1.20	3.05	11,942	3.05
$6.00	6,666	5.70	6.00	6,666	6.00

$0.15 to $6.00	218,607	9.20	$0.67	172,774	$0.65

6. Income Taxes

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences principally relate to net operating loss carryforwards and depreciation.

   The Company has net operating loss carryforwards of approximately $14,740,000 at December 31, 2003 expiring at various times beginning 2008 that can be used to offset future taxable income, and research and development credit carryforwards of approximately $101,000 which, if not used, will begin to expire in 2007. These carryforwards are subject to the limitations of the Internal Revenue Code Section 382 in the event of certain changes in the equity ownership of the Company or changes in business.

The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits as follows at December 31:

	2003	2002
Deferred income tax assets:
Net operating loss carryforwards	$5,966,000	$5,809,800
Research and development credit carryforwards	101,000	101,000
Less: valuation allowance	(6,067,000)	(5,910,800)

Net deferred income tax assets	$—	$—

   The change in the valuation allowance was $156,200 and $412,400 for the years ended December 31, 2003 and 2002, respectively.

   Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2003	2002
Federal statutory tax rate benefits	-34.0%	-35.0%
State tax, net of federal benefit	-6.5%	-5.0%
Change in valuation allowance	40.5%	41.0%
Permanent differences	0.0%	0.1%
Other	0.0%	-1.1%

Effective tax rate	0.0%	0.0%

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

   The Company currently leases office space on a month-to-month basis from a company owned by the Company’s chairman at a rate of $3,000 per month.

   Rent expense, excluding operating expenses, was $11,389 and $51,425 for the years ended December 31, 2003 and 2002, respectively.

9. Significant Customers

   Revenues to two customers were 62% and 37% of total revenues in 2002.

10. Subsequent Events

   In November 2003, the Company began a second private placement which ended in March 2004 (the “Offering”). A majority of the sales of the Company’s common stock occurred after December 31, 2004. In the Offering, the Company sold a total of 1,796,829 shares of its common stock (of which 1,531,989 were sold in 2004) for a per share price of $0.75 (i.e., raising a gross total of $1,347,626, $1,148,996 of which was raised in 2004). The Offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended. The Company raised funds in this private placement in anticipation of entering into the business of developing, manufacturing, distributing and servicing gaming machines, primarily for the Native American and charitable gaming markets. The Company used an agent for a portion of these sales. As a fee, the Company paid the agent $62,550 in cash and issued the agent five-year warrants to purchase up to 83,400 shares of the Company’s common stock for an exercise price of $0.75 per share.

   Also in March 2004, the Company signed an agreement with MET Games, Inc. (“MET”) to purchase certain Linux-based software and technology being developed by and owned by MET for the operation of certain gaming computers and systems. The agreement calls for the Company to make a $250,000 cash payment to MET and to issue 800,000 unregistered, restricted shares of the Company’s common stock. The Company will utilize the software as it develops its business opportunities in the rapidly growing Native American Class II and charitable gaming markets.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

Item 8A. Controls and Procedures

   The Company carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2003, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Ronald E. Eibensteiner, 52, joined the Company as Chairman of the Company’s board of directors in May 1996. He is President of Wyncrest Capital, Inc. and has been a seed investor in several early-stage technology companies. He was a cofounder of Diametrics Medical, Inc., a manufacturer of blood gas diagnostic systems; cofounder of OnHealth Network Company, a web-based publisher of health and wellness information, which was later purchased by WebMD; director of BigCharts, Inc., a leading provider of financial internet content, until its sale to MarketWatch.com in June 1999; and was Chairman of Prodea Software Corporation, a data-warehousing software company, until its sale to Platinum Technology, Inc., in January 1996. In 1983, Mr. Eibensteiner cofounded Arden Medical Systems and served as its Chief Financial Officer until its sale to Johnson & Johnson in 1987. Mr. Eibensteiner holds a Bachelor of Science degree in Political Science from the University of Minnesota.

     Russell Mix, 47, has served as a director of the Company since November 2003. Mr. Mix is currently CEO and Director of Prolific Publishing, Inc., a developer and publisher of computer software for the entertainment markets such as game consoles, gambling games and screensavers. Prior to that, Mr. Mix was Senior Vice President, General Counsel, Secretary and Director for Casino Data Systems, Inc. (“CDS”). He was a member of the executive management team which led CDS from inception to more than 500 employees in four years, with business operations in more than 20 jurisdictions and offices in four states. He served as counsel to CDS and was instrumental in taking the company public in April 1993. He also led corporate and banking teams in two subsequent offerings (February 1994 and March 1996) which cumulatively raised in excess of $90 million for CDS and $15 million for selling shareholders. Mr. Mix has a JD from McGeorge School of Law, University of the Pacific and while in private practice, concentrating in gaming and corporate law.

     Brian D. Niebur, 40, has served as Chief Financial Officer and a Director of the Company since February 2003. Mr. Niebur has been employed part time by Entrx Corporation (NASDAQ: ENTX) as its treasurer and chief financial officer since February 2002. Entrx Corporation is primarily engaged in providing industrial insulation services through its California subsidiary, Metalclad Insulation Corporation. In addition, since July 2000, and also on a part-time basis, Mr. Niebur has acted as a vice president and controller for Wyncrest Capital, Inc. in Minneapolis, Minnesota, a privately held venture capital firm. From August 1997 until July 2000, Mr. Niebur was the controller for Vital Images, Inc., a developer and marketer of medical visualization and analysis software. Mr. Niebur was the vice president and controller of IVI Publishing, Inc, from September 1993 until August 1997. IVI Publishing, Inc. was an electronic publisher of health and medical information. Mr. Niebur has passed the certified public accounting examination.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year 2003, except for late filings made by Russell Mix, a director of the Company, and Wayne Mills a ten-percent shareholder of the Company.

Code of Ethics

     Because the Company has no operating business generating revenue, and has only a few people involved in the administration of the Company’s affairs, it has not adopted a code of ethics applicable to its principal executive or accounting officers.

Audit Committee Financial Expert

The Board maintains an audit committee which has one financial expert, whose name is Mr. Russell Mix. Mr Mix’s relevant experience qualifying him as a financial expert is that he currently serves as the Chief Executive Officer and Chief Financial Officer of Prolific Publishing, Inc. Mr. Mix also has experience as a financial analyst and holds an undergraduate degree in finance. Mr. Mix qualifies as an “independent director” under NASD listing standards (NASD Marketplace Rule 4200(a)(15)).

Item 10. Executive Compensation

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

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
		Annual Compensation			Awards
					Securities
				Other Annual	Underlying
		Salary	Bonus	Compensation	Options
Name and Principal Position	Year	($)	($)	($)	(#)
Ronald E. Eibensteiner, President	2003	—	—	—	—
and CEO (1)	2002	—	—	—	—
	2001	—	—	—	—

Paul Lidsky, President and CEO (2)	2003	—	—	—	—
	2002	147,836	—	4,050	—
	2001	187,500	—	8,456	—

(1) Mr. Eibensteiner was appointed President and Chief Executive Officer on February 6, 2003 and has not received any salary. Mr. Eibensteiner has been Chairman of the Company since May 1996.

(2) Mr. Lidsky was appointed President and Chief Executive Officer on September 2, 1997 and resigned as President and Chief Executive Officer on February 6, 2003.

OPTION GRANTS DURING 2003 FISCAL YEAR

     The following table sets forth the options that were granted to the Named Executive Officers during the Company’s last fiscal year which ended December 31, 2003.

	Number of	Percent of
	Securities	Total Options/
	Underlying	Granted to	Exercise or
	Options	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Date
Ronald E. Eibensteiner	0	0	—	—
Paul F. Lidsky	0	0	—	—

OPTION EXERCISES DURING FISCAL 2003
AND FISCAL YEAR-END OPTION VALUES

     The following table provides certain information regarding the exercise of stock options to purchase shares of the Company’s common stock by the Named Executive Officers during the year ended December 31, 2003, and the fiscal year-end value of unexercised stock options held by such Named Executive Officers.

	Number		Number of
	of		Unexercised	Value of Unexercised
	Shares		Options at	In-the-Money Options
	Acquired	Value	Fiscal Year End	at Fiscal Year End ($)
	On	Realized	(exercisable /	(exercisable /
Name	Exercise	($)	unexercisable)	unexercisable)
Ronald E. Eibensteiner	0	0	- / -	$0 / $0
Paul F. Lidsky	0	0	- / -	$0 / $0

Director Compensation

     Directors do not presently receive any compensation from the Company for attending board of directors or committee meetings, although the Company does reimburse directors for expenses incurred in attending such meetings.

     Currently, each nonemployee director receives an option to purchase 16,666 shares of the Company’s common stock upon such director’s initial election or appointment to the board of directors. No further options have been granted to a nonemployee director upon a director’s subsequent reelection to the board of directors by the shareholders. The options vest in the following manner: 1,666 shares upon initial election or appointment; 5,000 shares upon first reelection to the board by the shareholders; 5,000 shares upon second reelection to the board by the shareholders; 5,000 shares upon third reelection to the board by the shareholders. The exercise price of the options is equal to the fair market value of the Company’s common stock on the date the nonemployee director is initially elected or appointed to the Company’s board.

     In September 2003, the Company granted a director an option for 133,333 shares of the Company’s common stock. The options vested immediately and had an exercise price of $.15 per share. This grant was done in lieu of the option grant described above for a director’s initial election or appointment to the Company’s board of directors.

     In November 2003, the Company granted a director an option for 83,333 shares of the Company’s common stock, at an exercise price of $.75 per share, as an inducement for him joining the Company’s board of directors. 16,667 of these options are contingent upon the Company’s shareholders approving an increase in the amount of shares available under the Company’s 1999 Stock Option Plan. This grant was done in lieu of the option grant described above for a director’s initial election or appointment to the Company’s board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of the February 11, 2004 by: (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) each person or entity known by the Company to own beneficially more than five percent (5%) of the Company’s common stock. Unless otherwise indicated, the address of each beneficial owner is 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402.

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name and Address of Shareholder	Owned (1)	Shares (1)
Paul F. Lidsky (2)	12,400	*
Ronald E. Eibensteiner (3) U S Bancorp Building 800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	1,762,333	20.4%
Brian Niebur (4) 800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	166,666	1.9%
Russell Mix (5) 1400 West Burbank Blvd. Burbank, CA 91506	20,833	*
All current executive officers and directors as a group (three persons)(4)	1,949,832	22.7%
Perkins Capital Management, Inc. (6) 730 East Lake Street Wayzata, MN 55391-1769	2,565,220	30.4%
D. Bradley Olah (7) 5950 County Road 101 Plymouth, MN 55446	1,531,665	18.1%
Wayne W. Mills (8) 5020 Blake Rd. S. Edina, MN 55436	896,000	10.6%
Morgan Street Partners, LLC (9) 800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	1,452,333	16.9%

*	less than 1 percent

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

     (2) Includes 66 shares of common stock held indirectly by Mr. Lidsky.

     (3) Includes the following: (i) 143,333 shares held by Wyncrest Capital, Inc., a corporation that is wholly owned by Mr. Eibensteiner; (ii) 66,666 shares issuable upon conversion of Series A Preferred Stock; and (iii) 1,452,333 shares (which includes 133,333 shares issuable upon conversion of Series A Preferred Stock) held by Morgan Street Partners, LLC, of which Mr. Eibensteiner is the sole executive officer.

Mrs. Eibensteiner also holds 92,666 shares in her IRA. Mr. Eibensteiner disclaims beneficial ownership of the shares held in the IRA for the benefit of his spouse and these shares are not included in the totals on page 2 and are noted here for information only.

     (4) Includes 133,333 shares which Mr. Niebur may purchase under currently exercisable options for Spectre’s common stock.

     (5) Includes 20,833 shares which Mr. Mix may purchase under currently exercisable options for Spectre’s common stock.

     (6) As disclosed in a Schedule 13G/A filed on February 4, 2004, Perkins Capital Management, Inc. has sole power to vote or direct the vote for 799,000 shares and sole power to dispose of or direct the disposition of all shares listed in the table as beneficially owned by it.

     (7) As disclosed in a Form 4 filed on February 9, 2004 and includes 166,666 shares owned by Mr. Olah’s spouse.

     (8) As determined through conversations with Mr. Mills.

     (9) As disclosed in a Schedule 13D/A filed on January 22, 2004, Morgan Street Partners, LLC has sole power to vote or direct the vote for and sole power to dispose of or direct the disposition of all shares listed in the table as beneficially owned by it. Morgan Street Partners, LLC, is a limited liability company, which is owned by Mr. Eibensteiner’s spouse and daughter, beneficially owns 1,452,333 shares, of which 133,333 shares are issuable upon conversion of Series A Preferred Stock.

Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
	Number of Securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	206,665	$0.44	none
Equity compensation plans not approved by security holders	86,267	$3.85	none
Total	292,932	$1.44	none

Item 12. Certain Relationships and Related Transactions

     The Company paid $60,942 for rent, consulting services and overhead expenses to a corporation owned 100% by the chairman of the board and that also employs another director of the Company.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits

Number	Description
3.1	Articles of Incorporation [1]
3.2	Bylaws [1]
3.3	Amendment of Amended and Restated Articles of Incorporation
3.4	Articles of Merger
4.1	Certificate of Designation for Series A Preferred Stock[2]
10.1	Asset Purchase Agreement by and between Spectre Gaming, Inc. and CallVision, Inc., dated June 28, 2002[2]
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.	Section 1350 Certification.

1	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 33-90084C) filed March 7, 1995.

2	Incorporated by reference to Exhibits filed with Registrant’s 2001 Form 10-K.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the SEC on March 10, 2004.

Item 14. Principal Accountant Fees and Services

     The Board of Directors of the Company selected Virchow, Krause & Company, LLP (“Virchow Krause”), certified public accountants with offices in Minneapolis, Minnesota, to audit the Company’s financial statements for the years ended December 31, 2003 and 2002. The following table details the fees paid to Virchow Krause for the years ended December 31, 2003 and 2002.

	2003		2002
Audit Fees	$9,575		21,980
Audit-Related Fees	11,754	(1)	1,625	(2)
Tax Fees	5,560		175
All Other Fees	—		—

Total	$26,889		$23,780

(1)	Fees related to audit of potential acquisition

(2)	Fees related to review and response of SEC comment letter

     The policy of the Company’s audit committee is to review and preapprove both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934. Approximately 100% of the fees paid to Virchow Krause were pre-approved by the board of directors in-lieu of an audit committee.

     No Services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Virchow Krause. Furthermore, no work of Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Virchow Krause.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectre Gaming, Inc.
By:	/s/ Brian D. Niebur
Brian D. Niebur
Chief Financial Officer Date: March 24, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Ronald E. Eibensteiner	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2004
/s/ Brian D. Niebur	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 24, 2004
/s/ Russell Mix	Director	March 24, 2004