Form 10QSB
period 2004-03-31
SPECTRE GAMING INC
filed 2004-05-10
CIK 891389

United States
Securities & Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25764

Spectre Gaming, Inc.

(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1675041 (IRS Employer Identification No.)

800 Nicollet Mall, Suite 2690
Minneapolis, MN 55402
(Address of principal executive offices)

612-270-2030
(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

APPLICABLE TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,425,187 shares of common stock outstanding as of May 5, 2004, par value $.01 per share.

     Transitional Small Business Disclosure Format (check one): YES [   ]  NO [X]

Spectre Gaming, Inc.
Form 10-QSB
Quarter Ended March 31, 2004

PART I - Financial Information

Item 1. Financial Statements

Spectre Gaming, Inc.

Balance Sheets

	March 31,	December 31,
	2004	2003
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$1,010,660	$323,675
Prepaid expenses	21,422	40,461

Total current assets:	1,032,082	364,136

Total assets:	$1,032,082	$364,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,169	$42,907
Accrued payroll and related taxes	6,615	3,942
Accrued expenses	63,837	57,538

Total current liabilities:	133,621	104,387

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 16,666,666 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares - 466,666
Issued and outstanding shares:
440,000 shares at March 31, 2004 and December 31, 2003 ($660,000 liquidation preference)	4,400	4,400
Common stock, par value $.01 per share:
Authorized shares - 13,333,333
10,425,187 and 8,093,198 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	104,252	80,932
Additional paid-in capital	18,039,956	16,388,237
Accumulated deficit	(17,250,147)	(16,213,820)

Total shareholders’ equity:	898,461	259,749

Total liabilities and shareholders’ equity:	$1,032,082	$364,136

See accompanying notes to financial statements.

Spectre Gaming, Inc.

Statements of Operations

	Three Months Ended March 31,
	2004	2003
	(unaudited)
OPERATING EXPENSES:
Research and development	$850,000	$—
General and administrative	186,983	30,693

Total Operating Expenses:	1,036,983	30,693

Operating loss	(1,036,983)	(30,693)

OTHER INCOME (EXPENSE):
Interest income	656	—

Net Loss:	$(1,036,327)	$(30,693)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.12)	$(0.01)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	8,813,752	3,287,084

See accompanying notes to financial statements.

Spectre Gaming, Inc.

Statements of Cash Flows

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Operating activities
Net loss	$(1,036,327)	$(30,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for development services	600,000	—
Changes in operating assets and liabilities:
Prepaid expenses	19,039	13,055
Checks issued in excess of cash in bank	—	41
Accounts payable, payroll and related taxes and accrued expenses	29,234	14,251

Net cash used in operating activities:	(388,054)	(3,346)

Financing activities
Proceeds from sale of common stock, net of issuance costs	1,075,039	—

Net cash provided by financing activities	1,075,039	—

Increase (decrease) in cash	686,985	(3,346)
Cash at beginning of the period	323,675	3,346

Cash at end of the period:	$1,010,660	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

See accompanying notes to financial statements.

Spectre Gaming, Inc.

Notes to Financial Statements
March 31, 2004 and 2003
(unaudited)

Note 1. Business Description.

     Spectre Gaming, Inc. (the “Company” or “Spectre”) (formerly OneLink, Inc.) was incorporated in Minnesota in June 1990 and changed its name to Spectre Gaming, Inc. in January 2004. The Company is a provider of interactive electronic games to the rapidly growing Native American and charitable gaming markets. The Company designs and develops networks, software and content that provide its customers with a comprehensive gaming system. The Company anticipates that it will generate revenues starting in the third quarter of 2004.

Note 2. Summary of Significant Accounting Policies.

     Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2003, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2003 (Readers should also carefully review Note 3 below discussing the sale of assets).

     The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

     Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three months ended March 31, 2004 and 2003.

     Stock Based Compensation. In accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation”, using the Black-Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, “Accounting for Stock Based Compensation.”

     The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, no compensation cost has been recognized in the accompanying statements of operations for the three months ended March 31, 2004 and 2003. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(1,036,327)	$(30,693)
Pro forma	(1,149,626)	(30,693)

Basic and diluted net loss per common share
As reported	$(0.12)	$(0.01)
Pro forma	(0.13)	(0.01)

Stock-based compensation
As reported	$—	$—
Pro forma	113,299	—

     The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Three Months Ended March 31,
	2004	2003
Risk Free interest rate	2.77%	N/A
Expected life	5.0 years	N/A
Expected volatility	636%	N/A
Expected dividends	0%	N/A

Note 3. Sale of Assets and Liquidity

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

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the three months ended March 31, 2004 and 2003 and the years ended December 31, 2003 and 2002 and had an accumulated deficit at March 31, 2004. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4. Shareholder’s Equity

     In November 2003, the Company began a private placement which ended in March 2004 (the “Offering”). A majority of the sales of the Company’s common stock occurred after December 31, 2003. In the Offering, the Company sold a total of 1,796,829 shares of its common stock (of which 1,531,989 were sold in 2004) for a per share price of $0.75 (i.e., raising a gross total of $1,347,626, $1,148,996 of which was raised in 2004). The Offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended. The Company raised funds in this private placement in anticipation of entering into the business of developing, manufacturing, distributing and servicing gaming machines, primarily for the Native American and charitable gaming markets. The Company used an agent for a portion of these sales. As a fee, the Company paid the agent $62,550 in cash which was accounted for as a reduction of gross proceeds, and issued the agent five-year warrants to purchase up to 83,400 shares of the Company’s common stock for an exercise price of $0.75 per share.

Note 5. Software

     On March 4, 2004, the Company signed an agreement with MET Games, Inc. (“MET”) to purchase certain Linux-based software and technology being developed by and owned by MET for the operation of certain gaming computers and systems. Pursuant to the agreement, the Company made a $250,000 cash payment to MET and issued 800,000 unregistered, restricted shares of the Company’s common stock. The Company will utilize the software as it develops its business opportunities in the rapidly growing Native American Class II and charitable gaming markets.

     The Company has the right to terminate the agreement and recover the $250,000 payment and 800,000 unregistered, restricted shares of the Company’s common stock if MET fails to deliver software that meets the specifications detailed in the agreement or in the event that MET fails to provide the software in accordance with the development schedule detailed in the agreement. Despite this fact, due to the development of the software not having reached technological feasibility on the date of the agreement and the $250,000 cash payment being a significant performance commitment, the Company expensed the cash payment and the value of the common stock, $600,000, as research and development expense. The common stock was valued at $0.75 per share, based upon the price of the Company’s recently completed private placement.

     MET is wholly-owned by an individual who became an employee of the Company on March 4, 2004.

Note 6. Related Party Transactions

     A corporation, owned by a director and officer of the Company and employing another director and officer of the Company, received payments for rent and consulting services of $33,000 and $2,000 during the three months ended March 31, 2004 and 2003, respectively.

Note 7. Subsequent Events

     Letter of Credit. In April 2004, the Company issued a $300,000 letter of credit for the benefit of a Japanese company. The letter of credit will be used to purchase Class III gaming devices. The Company has pledged $300,000 of cash as security for the letter of credit.

     Employment Agreement. In April 2004, the Company signed an employment agreement with Russell Mix to serve as the Company’s Chief Executive Officer and President. The agreement provides for Mr. Mix to receive a salary of $170,000 per year and to be eligible for an annual bonus based upon meeting agreed-upon goals and objectives for the Company. Mr. Mix also received options to purchase 600,000 shares of the Company’s common stock with an exercise price of $1.50 per share based on the fair value of the stock on the date of grant. Mr. Mix will receive salary payments for a one-year period if he is terminated without cause and in certain other limited circumstances, as defined in the employment agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation

          The accompanying management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2003, included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Results of Operations

The Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2004 were $850,000 as compared with $0 for the same period in the prior year. On March 4, 2004, the Company signed an agreement with MET Games, Inc. (“MET”) to purchase certain Linux-based software and technology being developed by and owned by MET for the operation of certain gaming computers and systems. Pursuant to the agreement, the Company made a $250,000 cash payment to MET and issued 800,000 unregistered, restricted shares of the Company’s common stock. The Company will utilize the software as it develops its business opportunities in the rapidly growing Native American Class II and charitable gaming markets.

     The Company has the right to terminate the agreement and recover the $250,000 payment and 800,000 unregistered, restricted shares of the Company’s common stock if MET fails to deliver software that meets the specifications detailed in the agreement or in the event that MET fails to provide the software in accordance with the development schedule detailed in the agreement. Despite this fact, due to the development of the software not having reached technological feasibility on the date of the agreement and the $250,000 cash payment being a significant performance commitment, the Company expensed the cash payment and the value of the common stock, $600,000, as research and development expense. The common stock was valued at $0.75 per share, based upon the price of the Company’s recently completed private placement.

     MET is wholly-owned by an individual who became an employee of the Company on March 4, 2004.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2004 were $187,000, consisting mainly of salaries, professional services, consulting and travel expenses, compared to $31,000 for the three months ended March 31, 2003, an increase of 509%. The increase mainly resulted from the Company commencing operations in the Native American and charitable gaming markets. To execute on the opportunity in this market, the Company has hired employees and engaged consultants.

     Net Loss. The Company incurred a net loss of $1,036,000 for the three months ended March 31, 2004, compared to a net loss of $31,000 for the comparable period in the prior year. This increase is primarily the result of the Company commencing operations in the Native American and charitable gaming markets and the Company expensing the consideration given in the MET transaction.

     Liquidity and Capital Resources. The Company had working capital of $898,000 and $260,000 at March 31, 2004 and December 31, 2003, respectively. Cash used in operations was $388,000 and $3,000 for the three months ended March 31, 2004 and 2003, respectively. For both the three months ended March 31, 2004 and 2003, the primary use of cash was to fund the Company’s net loss partially offset by a decrease in prepaid expenses and increases in accounts payable, payroll and related taxes and accrued expenses. For the three months ended March 31, 2004, a non-cash expense related to common stock issued for development services also partially offset cash used to fund the Company’s operating loss.

     Cash provided by financing activities was $1,075,039 for the three months ended March 31, 2004. In November 2003, the Company began a private placement which ended in March 2004 (the “Offering”). A majority of the sales of the Company’s common stock occurred after December 31, 2003. In the Offering, the Company sold a total of 1,796,829 shares of its common stock (of which 1,531,989 were sold in 2004) for a per share price of $0.75 (i.e., raising a gross total of $1,347,626, $1,148,996 of which was raised in 2004). The Company used an agent for a portion of these sales. As a fee, the Company paid the agent $62,550 in cash and issued the agent five-year warrants to purchase up to 83,400 shares of the Company’s common stock for an exercise price of $0.75 per share.

     The Company expects to spend a significant amount on capital equipment purchases over the next twelve months, primarily as it places its gaming machines in Native American and charitable gaming facilities. The Company expects that it will use debt and/or equity financing to purchase this equipment.

     In April 2004, the Company issued a $300,000 letter of credit for the benefit of a Japanese company. The letter of credit will be used to purchase Class III gaming devices. The Company has pledged $300,000 of cash as security for the letter of credit.

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

          On July 1, 2002 the Company ceased business operations in the telecommunications-based business-intelligence services business. Accordingly, the Company engaged in no business operations during the six months ended December 31, 2002 or the first nine months of the year ended December 31, 2003. In the fourth quarter of 2003, the Company decided to pursue opportunities in the Native American and charitable gaming market.

          Management believes that its cash should be sufficient to satisfy its cash requirements through 2004.

Risk Factors

          Unpredictability of Future Results of Operations. As a result of the Company’s lack of operating history in the Native American and charitable gaming markets, the Company is unable to accurately forecast its future revenues.

          Need for Additional Financing. The Company’s operations, as currently conducted, generate costs related to the exploration of additional business opportunities for the Company, as well as ongoing personnel, legal and accounting expenses. If the Company is unable to capitalize on its existing opportunities or locate and act on other business opportunities, or if expenditures exceed the Company’s current expectations, the Company will be required to find additional sources of financing. Even if the Company successfully avails itself of current or future opportunities, additional financing may be required to expand or to continue being involved in such opportunities.

          Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, loans from banks, loans from affiliates of the Company or other financial institutions. No assurance can be given, however, that the Company will be able to sell any such securities, or obtain such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or the Company’s entire business, discontinue preparing and filing the disclosure reports, or dissolve the Company.

          Possible Issuance of Additional Common or Preferred Stock. Our authorized capital consists of 16,666,666 shares of capital stock, 13,333,333 of which have been designated as Common Stock, 466,666 of which have been designated as Series A Convertible Preferred Stock and 2,866,667 of which are undesignated (i.e., available for issuance as either Common Stock or preferred stock). Pursuant to authority granted by the Company’s Articles of Incorporation, our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of preferred stock that may be issued could be superior to the rights of the current shareholders. Our Board’s ability to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal. Any such issuances will dilute the percentage of ownership interest of current shareholders and may dilute the book value of the Company.

          Dependence on Senior Management; Need for Additional Personnel. The Company’s success in the Native American and charitable gaming markets depends in significant part upon the continued service of its key senior management personnel. In particular, we are materially dependent upon the services of Ronald E. Eibensteiner, the Company’s Chairman, Russell Mix, a director of the Company and the Company’s President and Chief Executive Officer, and Brian D. Niebur, a director of the Company and the Company’s Chief Financial Officer. If such persons are unable to continue serving the Company, it could have a materially adverse impact on the Company’s business, financial condition and operations. The Company’s success also depends on its ability to identify, hire, train, retain and motivate highly-skilled technical, managerial, sales and marketing personnel. The Company intends to hire a number of sales, business development, marketing, technical and administrative personnel in the future. Competition for such personnel is intense and there can be no assurance that the Company will successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to retain and attract the necessary technical, managerial, sales and marketing and administrative personnel could have a material adverse impact on the Company’s business, financial condition and operations.

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

          Our Common Stock is Subject to Penny-Stock Rules Which May Further Hamper Your Ability to Sell Shares. Our Common Stock is a “penny stock” under current SEC rules. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell shares of our Common Stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions because of the administrative burden. Accordingly, you may not always be able to resell shares of our Common Stock publicly at times and prices that you feel are appropriate or fair.

          No Future Cash Dividends. To date, the Company has not paid any cash dividends and does not anticipate the payment of cash dividends in the foreseeable future.

          Our Independent Auditors Have Substantial Doubt About Our Ability To Continue As A Going Concern. We have had net losses for each of the years ended December 31, 2003 and 2002, and we had an accumulated deficit as of December 31, 2003. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing a new line of business in the rapidly growing Native American and charitable gaming markets, we do not expect to generate any significant revenues for the foreseeable future. Our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

          The classification of these particular types of games is important for many reasons. For one, state tribal compacts typically limit the number of Class III slot-machine games able to be installed in any one gaming location. Second, the Company’s involvement in the gaming industry is directly related to these kinds of bingo/slot-machine games. The Company has entered into a transaction with MET Games, Inc., an Oklahoma corporation, pursuant to which the Company will acquire gaming technology related to these kinds of bingo/slot machines. The Company’s ability to capitalize effectively on this technology materially depends on the classification of slot-machine/bingo games and the number of gaming machines eligible to be used in gaming locations.

          On March 2, 2004, the United States Supreme Court denied writs of certiorari for the two above-indicated lawsuits. Essentially, this act upholds the lower courts decisions that the gaming machines using bingo rules of play but appear and play like slot machines are rightly categorized as “Class II” gaming machines. While this recent ruling is positive for the gaming industry in general and for the Company in particular, there can be no assurance that there will not be other attempts to overturn this result. Of course, the result of any such further attempts is beyond the Company’s control, and its outcome must be considered a material and significant risk factor.

          The Company Currently Has No Licenses or Permits for its Anticipated Gaming Business. The gaming industry in the United States is highly regulated, and frequently requires that operators of gaming facilities and manufacturers and distributors of gaming machines and related equipment acquire various authorizations, licenses, permits or other forms of approval from governmental and/or quasi-governmental agencies or bodies. At this time, the Company possesses no such authorizations, licenses, permits or other forms of approval that may be required for it to manufacture, manage and service its anticipated gaming machines. Any failure to obtain required authorizations, licenses, permits or other form of approval may thwart the Company’s business plans entirely.

Off-Balance-Sheet Arrangements

          The Company has no off-balance-sheet arrangements.

Critical Accounting Estimates

          Critical accounting policies are those (i) having the most impact on the reporting of the Company’s financial condition and results, and (ii) requiring significant judgments and estimates. Due to the incipient nature of the Company’s operations in the Native American and charitable gaming markets, the Company does not believe it has any critical policies or procedures.

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

          Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include those risk factors summarized above. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 2003 and other recent filings with the SEC.

Item 3. Controls and Procedures

     The Company carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of March 31, 2004, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II Other Information

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

          In September 2003, the Company sold 3,841,333 shares (on a post-reverse-split basis) of common stock in a private placement for gross proceeds of $230,480, and issued 700,000 shares (on a post-reverse-split basis) in satisfaction of $42,000 of debt to related parties. The private placement was made to accredited investors only and pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended, and no commissions were paid in connection with this private placement.

          On March 18, 2004, the Company completed a private placement of 1,796,829 shares of common raising an aggregate of $1,347,626 in cash, less legal and other expenses of $74,000, including commissions of $62,550 paid in cash to a placement agent. This private placement was made to accredited investors only and pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. In addition to cash commissions, the Company compensated the placement agent by issuing a warrant to purchase up to 83,400 shares of common stock at an exercise price of $.75 per share.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Employment agreement dated April 16, 2004 between the Company and Russell Mix.

10.2	Software development agreement dated March 4, 2004 between the Company and MET Games Inc.

10.3	Employment agreement dated March 4, 2004 between the Company and Gary Watkins.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

(b) Reports on Form 8-K

          On March 10, 2004, the Company filed a form 8-K disclosing that it had acquired a Linux-based Class II gaming platform from MET Games, Inc.

SIGNATURES

     Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRE GAMING, INC.

Date: May 10, 2004	By:	/s/ Russell C. Mix

	Title:	President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ Brian D. Niebur

	Title:	Chief Financial Officer (Principal Accounting Officer)