Form 10QSB
period 2004-06-30
SPECTRE GAMING INC
filed 2004-08-13
CIK 891389

United States
Securities & Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 0-25764

Spectre Gaming, Inc.

(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1675041 (IRS Employer Identification No.)

1466 Pioneer Way, #10
El Cajon, CA 92020
(Address of principal executive offices)

612-279-2030
(Issuer’s telephone number)

800 Nicollet Mall, Suite 2690
Minneapolis, MN 55402
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

APPLICABLE TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,001,784 shares of common stock outstanding as of August 1, 2004, par value $.01 per share.

     Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

Spectre Gaming, Inc.
Form 10-QSB
Quarter Ended June 30, 2004

PART I – Financial Information

Item 1. Financial Statements

Spectre Gaming, Inc.

Balance Sheets

	June 30,	December 31,
	2004	2003
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$631,651	$323,675
Inventory	1,235,537	—
Prepaid license fees	187,500	—
Prepaid expenses and other current assets	31,954	40,461

Total current assets:	2,086,642	364,136
Fixed assets, net	11,545	—
Other assets	298,144	—

Total assets:	$2,396,331	$364,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of convertible note payable, net	$191,352	$—
Accounts payable	595,015	42,907
Accrued payroll and related taxes	—	3,942
Accrued expenses	89,912	57,538

Total current liabilities:	876,279	104,387
Convertible note payable, net	179,527	—

Total liabilities	1,055,806	104,387

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 16,666,666 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares—466,666
Issued and outstanding shares:
240,000 and 440,000 shares at June 30, 2004 and December 31, 2003, respectively	2,400	4,400
($360,000 and $660,000 liquidation preference at June 30, 2004 and December 31, 2003, respectively)
Common stock, par value $.01 per share:
Authorized shares—13,333,333
10,926,556 and 8,093,198 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	109,266	80,932
Additional paid-in capital	20,345,192	16,388,237
Accumulated deficit	(17,981,563)	(16,213,820)
Deferred equity compensation	(1,134,770)	—

Total shareholders’ equity:	1,340,525	259,749

Total liabilities and shareholders’ equity:	$2,396,331	$364,136

See accompanying notes to financial statements.

Spectre Gaming, Inc.

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
OPERATING EXPENSES:
Research and development	$—	$—	$850,000	$—
Selling, general and administrative	662,813	21,836	849,796	52,529

Total Operating Expenses:	662,813	21,836	1,699,796	52,529

Operating loss	(662,813)	(21,836)	(1,699,796)	(52,529)
OTHER INCOME (EXPENSE):
Interest income	1,442	—	2,098	—
Interest expense	(70,045)	—	(70,045)	—

Net Loss:	$(731,416)	$(21,836)	$(1,767,743)	$(52,529)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.07)	$(0.00)	$(0.18)	$(0.01)
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	10,502,870	9,861,254	9,658,311	9,861,254

See accompanying notes to financial statements.

Spectre Gaming, Inc.

Statements of Cash Flows

	Six Months Ended June 30,
	2004	2003
	(unaudited)
Operating activities
Net loss	$(1,767,743)	$(52,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317	—
Common stock issued for services	700,000	—
Stock options and warrants issued for services	66,479	—
Amortization of original issue discount	60,879	—
Amortization of debt issuance costs	24,506	—
Changes in operating assets and liabilities:
Inventory	(1,235,537)	—
Prepaid license fees	(187,500)	—
Prepaid expenses	8,507	26,110
Other assets	(4,650)	—
Accounts payable, payroll and related taxes and accrued expenses	580,540	8,134

Net cash used in operating activities:	(1,754,202)	(18,285)

Investing activities
Capital expenditures	(11,862)	—

Net cash used in investing activities	(11,862)	—

Financing activities
Debt financing costs	(93,000)	—
Proceeds from sale of common stock, net of issuance costs	1,067,040	—
Proceeds from convertible note payable and common stock warrants issued	1,100,000	—
Proceeds from loan payable – related parties	—	15,000

Net cash provided by financing activities	2,074,040	15,000

Increase (decrease) in cash	307,976	(3,285)
Cash at beginning of the period	323,675	3,346

Cash at end of the period:	$631,651	$61

Supplemental cash flow information
Cash paid for interest	$9,166	$—
Cash paid for income taxes	—	—
Warrants issued for services relating to debt issuance	225,000	—

See accompanying notes to financial statements.

Spectre Gaming, Inc.

Notes to Financial Statements
June 30, 2004 and 2003
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

Note 2. Summary of Significant Accounting Policies.

     Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2003, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2003 (Readers should also carefully review Note 3 below discussing the sale of assets).

     The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

     Inventory. Inventory, which consist principally of gaming products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

     Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any software development costs, since such costs have not been significant.

     Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and six months ended June 30, 2004 and 2003.

     Debt Issuance Costs. The Company capitalizes debt issuance costs and amortizes the costs over the life of the loan using the straight-line method, which approximates the interest method. The capitalized costs related to the convertible debt investment from Pandora Select Partners LP (“Pandora”) include the origination fee paid to Pandora, the $50,000 cash paid to Blake Capital Advisors, LLC (“Blake”), the value of the warrants issued to Blake and $10,000 of legal fees, and are included in other assets in the financial statements. The warrants issued to Blake were valued at $225,000 using the Black-Scholes pricing model. Amortization expense of the debt issuance costs for the three and six months ended June 30, 2004 was $24,506. Estimated amortization for debt issuance costs are $130,508 and $187,492 for the years ending December 31, 2004 and 2005, respectively.

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

     The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Compensation expense for the three and six months ended June 30, 2004 was $66,479. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(731,416)	$(21,836)	$(1,767,743)	$(52,529)
Pro forma	(866,488)	(21,836)	(2,016,114)	(52,529)
Basic and diluted net loss per common share
As reported	$(0.07)	$(0.00)	$(0.18)	$(0.01)
Pro forma	(0.08)	(0.00)	(0.21)	(0.01)
Stock-based compensation
As reported	$66,479	$—	$66,479	$—
Pro forma	135,072	—	248,371	—

     The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk Free interest rate	3.83%	N/A	2.93%	N/A
Expected life	5.0 years	N/A	5.0 years	N/A
Expected volatility	644%	N/A	637%	N/A
Expected dividends	0%	N/A	0%	N/A

     During the six months ended June 30, 2004, the Company has issued options to purchase 550,000 shares of the Company’s common stock to non-employees, mostly consultants, with exercise prices ranging from $2.00 per share to $2.40 per share and expiring at various times through June 2009. The Company valued these options at $1,201,249 using the Black-Scholes pricing model. The Company recorded expense of $66,479 for the three and six months ended June 30, 2004 in accordance with APB No. 25.

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

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the three and six months ended June 30, 2004 and 2003 and the years ended December 31, 2003 and 2002 and had an accumulated deficit at June 30, 2004. The Company expects to begin generating revenues through the placement of our machines in casinos in the third quarter of 2004. The ability to reduce our loss is dependent on the placement and sales of machines. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 5. Shareholder’s Equity

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

Preferred Stock

     During the year ended December 31, 2001, the Company sold 440,000 shares of Series A Convertible Preferred Stock and received net proceeds of $615,133. The preferred stock has voting rights identical to common stock. In the event of liquidation, the Series A Preferred shareholders shall receive a liquidation preference of $1.50 per share. Although no dividends are required with respect to the Series A Preferred Stock, no dividend shall be paid on any shares of common stock unless comparable dividends are paid on the Series A Preferred Stock.

     The holders of Series A Convertible Preferred Stock may elect to convert all or a portion of such shares into shares of the Company’s common stock in the manner set forth in the Series A Convertible Preferred Stock Certificate of Designation on file with the Minnesota Secretary of State. After adjustment pursuant to the terms of the Certificate of Designation, each share of Series A Convertible Preferred Stock currently converts into 2.257 shares of the Company’s common stock.

     In June 2004, holders of 200,000 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 451,369 shares of the Company’s $.01 par value common stock. At the end of the period covered by this report there were outstanding 240,000 shares of Series A Convertible Preferred Stock which were convertible into an aggregate of 541,680 shares of the Company’s common stock.

Note 6. Distribution Agreement

     In June 2004, the Company signed a distribution agreement to become the exclusive distributor of Games of Chance, Inc (“GOC”). Under the terms of the five-year agreement the Company will issue an aggregate of 200,000 shares of the Company’s common stock, 50,000 shares of which were issuable upon the signing of the agreement with the remaining 150,000 shares issuable in five 30,000-share installments on each of the five anniversaries of the agreement. In addition, GOC received an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The options vest in increments of 25,000 shares as the Company places or sells 500 GOC machines. Upon signing the Company also paid GOC $15,000 related to prior expenses incurred by GOC on behalf of the Company.

     In connection with the distribution agreement the Company signed a five-year consulting agreement (“Consulting Agreement”) with Barry Quick, the spouse of the President of GOC. The Consulting Agreement calls for monthly payments to Mr. Quick of $10,000 and is terminable, without penalty, for cause or non-performance.

Note 7. Convertible Debt

     On May 20, 2004, the Company received $1,100,000 in a convertible debt investment from Pandora Select Partners LP (“Pandora”). The note is payable in interest only, at 10% per annum, through August 20, 2004, and thereafter is payable in equal monthly installments over the next 15 months. The note is convertible by Pandora into common stock of Spectre at $2.50 per share, and allows Spectre, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share equal to 90% of the average closing bid price of the common stock over the 30 trading days immediately preceding the payment date. In connection with the financing, Spectre paid a 3% origination fee, issued a five-year warrant for the purchase of 200,000 shares of Spectre’s common stock at $2.50 per share, and granted Pandora a security interest in the Company’s assets. The gross proceeds of $1,100,000 were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount, the fair value of the warrants and the beneficial conversion of the note into common stock as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the promissory note using the straight-line method, which approximates the interest method. Principle payments commence in September 2004 but may be deferred based upon the number of Class III machines sold or placed on a participation basis on or before August 20, 2004. The note is convertible by the holder any time in whole or in part upon written notice to the Company. Such conversion is limited to the extent the holders beneficial ownership interest would exceed 4.99% of outstanding common stock at conversion. In addition, Spectre agreed to file a registration statement by February 1, 2005 with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the note and warrant issued to Pandora. In connection with the financing, the Company also paid a finder’s fee to Blake Capital Advisors, LLC (“Blake”), a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company, of $50,000 and issued a five-year warrant for the purchase of 50,000 shares of the Company’s common stock at $2.50 per share and a five-year warrant for the purchase of 50,000 shares at $3.00 per share.

     The allocation of the gross proceeds of the convertible note payable is summarized below as of June 30, 2004:

Convertible note payable, total borrowed	$1,100,000
Value of 200,000 warrants allocated to additional paid in capital	(450,000)
Value of beneficial conversion of note payable allocated to additional paid in capital	(340,000)

Convertible note payable, net of original issue discount	310,000
Amortization of original issue discount	60,879

Total convertible note payable	370,879
Less current portion	191,352

Convertible note payable, net	$179,527

Note 8. License Agreement

     On June 30, 2004, the Company signed a three year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company is obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license-fee charges of $187,500, by June 30, 2004.

Note 9. Related Party Transactions

     The Company incurred expenses from a corporation, owned by a director and officer of the Company and employing another director and officer of the Company, for rent and consulting services of $21,000 and $3,000 during the three months ended June 30, 2004 and 2003, respectively and $45,000 and $5,000 during the six months ended June 30, 2004 and 2003, respectively.

     In February 2004, the Company entered into a consulting agreement with D. Bradly Olah, a greater-then-five-percent shareholder of the Company. Pursuant to the consulting agreement, Mr. Olah received $12,500 per month for four months (ending as of May 31, 2004) in exchange for general consulting services. On June 1, 2004, the Company entered into a new consulting agreement with Mr. Olah providing for payments of $12,500 per month for a two-year term. In connection with the new consulting agreement, Mr. Olah received options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $2.15 per share (the fair value of the stock on the date of grant). Beginning on June 15, 2005, the option vests in 100,000-share increments on each June 15 through 2007, and has a five-year term during which the options must be exercised or forfeited. The options were valued at $645,000 using the Black-Scholes pricing model and will be expensed using the straight-line method over the term of the consulting agreement. For the three and six months ended June 30, 2004, the Company recorded expense of $26,875 related to these options.

     In connection with the convertible debt financing from Pandora, the Company paid $50,000 and issued two three-year warrants to Blake Advisors, LLC, a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company. The warrants were issued in exchange for financial-advisory services rendered by Blake Advisors. One warrant grants Blake Advisors the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $2.50 per share, and the second warrant grants Blake Advisors the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrants were valued at $225,000 using the Black-Scholes pricing model and will be expensed using the straight-line method over the term of the promissory note. For the three and six months ended June 30, 2004, the Company recorded expense of $17,339 related to these warrants.

Note 10. Subsequent Event

     In July 2004, holders of 33,333 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 75,228 shares of the Company’s common stock, leaving an aggregate of 206,667 shares of Series A Convertible Preferred Stock outstanding. Such preferred shares are convertible into an aggregate of 466,447 shares of the Company’s common stock.

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

Results of Operations

The Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

     Research and Development Expenses. Research and development expenses for the three and six months ended June 30, 2004 were $0 and $850,000, respectively, as compared with $0 and $0 for the three and six months ended June 30, 2003, respectively. On March 4, 2004, the Company signed an agreement with MET Games, Inc. (“MET”) to purchase certain Linux-based software and technology being developed by and owned by MET for the operation of certain gaming computers and systems. Pursuant to the agreement, the Company made a $250,000 cash payment to MET and issued 800,000 unregistered, restricted shares of the Company’s common stock. The Company will utilize the software as it develops its business opportunities in the rapidly growing Native American Class II and charitable gaming markets.

     The Company has the right to terminate the agreement and recover the $250,000 payment and the 800,000 unregistered, restricted shares of the Company’s common stock if MET fails to deliver software that meets the specifications detailed in the agreement or in the event that MET fails to provide the software in accordance with the development schedule detailed in the agreement. Despite this fact, due to the development of the software not having reached technological feasibility on the date of the agreement and the $250,000 cash payment being a significant performance commitment, the Company expensed the cash payment and the value of the common stock, $600,000, as research and development expense. The common stock was valued at $0.75 per share, based upon the price of the Company’s then recently completed private placement.

     MET is wholly-owned by an individual who became an employee of the Company on March 4, 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2004 were $663,000 and $850,000, respectively, consisting mainly of salaries, professional services, consulting and travel expenses, compared to $22,000 and $53,000 for the three and six months ended June 30, 2003, respectively. The increases in expense primarily resulted from the Company commencing operations in the Native American and charitable gaming markets. To execute on the opportunity in these markets, the Company has hired employees and engaged consultants which significantly increased these expenses. Selling, general and administrative expense for the three and six months ended June 30, 2004, includes $66,479 of expense related to options and warrants granted to consultants.

     Net Loss. The Company incurred a net loss of $731,000 and $1,768,000 for the three and six months ended June 30, 2004, respectively, compared to net losses of $22,000 and $53,000 for the comparable periods in the prior year, respectively. These increased net losses are primarily the result of the Company commencing operations in the Native American and charitable gaming markets including employee and consulting expense and, for the six months ended June 30, 2004, the Company expensing the consideration given in the MET transaction.

     Liquidity and Capital Resources. The Company had working capital of $1,210,000 and $260,000 at June 30, 2004 and December 31, 2003, respectively. Cash used in operations was $1,847,000 and $18,000 for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, the primary uses of cash were to fund the Company’s net loss, acquire inventory and to prepay license fees. These uses were partially offset by an increase in accounts payable, payroll and related taxes and accrued expenses and a non-cash charge related to common stock issued for services. For the six months ended June 30, 2003, the primary use of cash was to fund the Company’s net loss partially offset by a decrease in prepaid expenses and increases in accounts payable, payroll and related taxes and accrued expenses.

     Cash used in investing activities was $12,000 and $0 for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 the Company used cash for capital expenditures, primarily at its El Cajon, California location.

     Cash provided by financing activities was $2,167,000 and $15,000 for the six months ended June 30, 2004 and 2003, respectively. In November 2003, the Company began a private placement which ended in March 2004 (the “Offering”). A majority of the sales of the

Company’s common stock occurred after December 31, 2003. In the Offering, the Company sold a total of 1,796,829 shares of its common stock (of which 1,531,989 were sold in 2004) for a per share price of $0.75 (i.e., raising a gross total of $1,347,626, $1,148,996 of which was raised in 2004). The Company used an agent for a portion of these sales. As a fee, the Company paid the agent $62,550 in cash and issued the agent five-year warrants to purchase up to 83,400 shares of the Company’s common stock for an exercise price of $0.75 per share.

     On May 20, 2004, the Company received $1,100,000 in a convertible debt investment from Pandora Select Partners LP (“Pandora”). The note is payable in interest only, at 10% per annum, through August 20, 2004, and thereafter is payable in equal monthly installments over the next 15 months. The note is convertible by Pandora into common stock of Spectre at $2.50 per share, and allows Spectre, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share equal to 90% of the average closing bid price of the common stock over the 30 trading days immediately preceding the payment date. In connection with the financing, Spectre paid a 3% origination fee, issued a five-year warrant for the purchase of 200,000 shares of Spectre’s common stock at $2.50 per share, and granted Pandora a security interest in the Company’s assets. The gross proceeds of $1,100,000 were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount, the fair value of the warrants and the beneficial conversion of the note into common stock as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the Note using the straight-line method, which approximates the interest method. Principle payments commence in September 2004 but may be deferred based upon the number of Class III machines sold or placed on a participation basis on or before August 20, 2004. The note is convertible by the holder any time in whole or in part upon written notice to the Company. Such conversion is limited to the extent the holders beneficial ownership interest would exceed 4.99% of outstanding common stock at conversion. In addition, Spectre agreed to file a registration statement by February 1, 2005 with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the note and warrant issued to Pandora. In connection with the financing, the Company also paid a finder’s fee to Blake Capital Advisors, LLC (“Blake”), a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company, of $50,000 and issued a five-year warrant for the purchase of 50,000 shares of the Company’s common stock at $2.50 per share and a five-year warrant for the purchase of 50,000 shares at $3.00 per share.

     During the six months ended June 30, 2003, proceeds from loans provided $15,000 of cash. The loans were unsecured, non-interest bearing, and due upon demand.

     On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company is obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license-fee charges of $187,500, by June 30, 2004.

     The Company expects to spend a significant amount on capital equipment purchases over the next twelve months, primarily as it places its gaming machines in Native American and charitable gaming facilities. The Company expects that it will use debt and/or equity financing to purchase this equipment.

         Management believes that its cash should be sufficient to satisfy its cash requirements for the next three months. The Company will need to obtain additional cash to meet its needs beyond that period and has been actively pursuing additional debt and equity financing.

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

         Dependence on Senior Management; Need for Additional Personnel. The Company’s success in the Native American and charitable gaming markets depends in significant part upon the continued service of its key senior management personnel. In particular, we are materially dependent upon the services of Russell Mix, a director of the Company and the Company’s President and Chief Executive Officer. If Mr. Mix is unable to continue serving the Company, it could have a materially adverse impact on the Company’s business, financial condition and operations. The Company’s success also depends on its ability to identify, hire, train, retain and motivate highly-skilled technical, managerial, sales and marketing personnel. The Company intends to hire a number of sales, business development, marketing, technical and administrative personnel in the future. Competition for such personnel is intense and there can be no assurance that the Company will successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to retain and attract the necessary technical, managerial, sales and marketing and administrative personnel could have a material adverse impact on the Company’s business, financial condition and operations.

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

         The Company Currently Has Few Licenses and Permits for its Anticipated Gaming Business. The gaming industry in the United States is highly regulated, and frequently requires operators of gaming facilities and manufacturers and distributors of gaming machines and related equipment to acquire various authorizations, licenses, permits or other forms of approval from governmental and/or quasi-governmental agencies or bodies. At this time, the Company possesses only a manufacturer and distributor registration from the State of California Gambling Control Commission. Moreover, the Company may require further approvals from regulatory authorities in the State of California in order to carry out its current business plans and opportunities in such jurisdiction. The Company possesses no other such authorizations, licenses, permits or other forms of approval that may be required for the Company to manufacture, manage and service its anticipated gaming machines. Any failure to obtain required authorizations, licenses, permits or other form of approval may thwart the Company’s business plans entirely.

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

Item 3. Controls and Procedures

     The Company carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of June 30, 2004, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II Other Information

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

     The disclosures made in Notes 4, 6, 7 and 9 of the financial statements (see Item 1 of Part I of this report) regarding sales and issuances of the Company’s securities during the period beginning March 1, 2004 and ending June 30, 2004 are hereby incorporated into this Item 2 of Part II by this reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(Certain terms related to pricing indicated by ** in Exhibit 10.1 have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.1	License Agreement dated June 30, 2004 between the Company and Bally Gaming Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

(b)	Reports on Form 8-K

     On May 27, 2004, the Company filed a Current Report on form 8-K disclosing that it had received $1,100,000 in a convertible debt investment from Pandora Select Partners LP.

SIGNATURES

     Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRE GAMING, INC.

Date: August 13, 2004	By:	/s/ Russell C. Mix

	Title:	President and Chief Executive Officer

Date: August 13, 2004	By:	/s/ Brian D. Niebur

	Title:	Chief Financial Officer
(Principal Accounting Officer)