Form 10QSB
period 2004-09-30
SPECTRE GAMING INC
filed 2004-11-15
CIK 891389

United States
Securities & Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,006,784 shares of common stock outstanding as of November 10, 2004, par value $.01 per share.

     Transitional Small Business Disclosure Format (check one): YES [   ] NO  [X]

Spectre Gaming, Inc.
Form 10-QSB
Quarter Ended September 30, 2004

PART I – Financial Information

Item 1. Financial Statements

Spectre Gaming, Inc.

Balance Sheets

	September 30,	December 31,
	2004	2003
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$558,617	$323,675
Inventory	1,723,354	—
Prepaid license fees	187,500	—
Deposits	611,242	—
Prepaid expenses and other current assets	47,556	40,461

Total current assets:	3,128,269	364,136
Fixed assets, net	84,951	—
Other assets	291,588	—

Total assets:	$3,504,808	$364,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of convertible notes payable, net	$349,486	$—
Short-term debt, net	1,211,111	—
Accounts payable	857,627	42,907
Accrued payroll and related taxes	—	3,942
Accrued expenses	157,289	57,538

Total current liabilities:	2,575,513	104,387
Convertible note payable, net	83,908	—

Total liabilities	2,659,421	104,387

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 100,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares—466,666
Issued and outstanding shares:
206,667 and 440,000 shares at September 30, 2004 and December 31, 2003, respectively	2,067	4,400
($310,000 and $660,000 liquidation preference at September 30, 2004 and December 31, 2003, respectively)
Common stock, par value $.01 per share:
Authorized shares—13,333,333
11,006,784 and 8,093,198 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	110,068	80,932
Additional paid-in capital	20,715,223	16,388,237
Accumulated deficit	(18,968,138)	(16,213,820)
Deferred equity compensation	(1,013,833)	—

Total shareholders’ equity:	845,387	259,749

Total liabilities and shareholders’ equity:	$3,504,808	$364,136

See accompanying notes to financial statements.

Spectre Gaming, Inc.

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
OPERATING EXPENSES:
Research and development	$—	$—	$850,000	$—
Selling, general and administrative	722,509	44,638	1,547,800	97,167

Total Operating Expenses:	722,509	44,638	2,397,800	97,167

Operating loss	(722,509)	(44,638)	(2,397,800)	(97,167)
OTHER INCOME (EXPENSE):
Interest income	1,001	—	3,099	—
Interest expense	(265,067)	—	(359,617)	—

Net Loss:	$(986,575)	$(44,638)	$(2,754,318)	$(97,167)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.09)	$(0.01)	$(0.27)	$(0.03)
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	10,994,420	3,456,896	10,106,932	3,344,310

See accompanying notes to financial statements.

Spectre Gaming, Inc.

Statements of Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
Operating activities
Net loss	$(2,754,318)	$(97,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,614	—
Common stock issued for services	712,500	—
Stock options and warrants issued for services	220,416	—
Amortization of original issue discount	228,655	—
Amortization of debt issuance costs	83,062	—
Changes in operating assets and liabilities:
Inventory	(1,723,354)	—
Deposits	(611,242)	—
Prepaid license fees	(187,500)	—
Prepaid expenses	(7,095)	30,536
Other assets	(6,650)	—
Accounts payable, payroll and related taxes and accrued expenses	910,529	3,936

Net cash used in operating activities:	(3,129,383)	(62,695)

Investing activities
Capital expenditures	(90,565)	—

Net cash used in investing activities	(90,565)	—

Financing activities
Debt financing costs	(143,000)	—
Proceeds from sale of common stock, net of issuance costs	1,067,040	130,480
Proceeds from notes payable and common stock warrants issued	2,600,000	—
Proceeds from loan payable – related parties	—	47,000
Payments on notes payable	(69,150)	—
Payments on loans payable – related parties	—	(5,000)

Net cash provided by financing activities	3,454,890	172,480

Increase in cash	234,942	109,785
Cash at beginning of the period	323,675	3,346

Cash at end of the period:	$558,617	$113,131

Supplemental cash flow information
Cash paid for interest	$36,668	$—
Cash paid for income taxes	—	—
Warrants issued for services relating to debt issuance	225,000	—
Conversion of loans payable – related parties to common stock	—	(42,000)
Stock subscription receivable	—	(100,000)

See accompanying notes to financial statements.

Spectre Gaming, Inc.

Notes to Financial Statements
September 30, 2004 and 2003
(unaudited)

Note 1. Business Description.

     Spectre Gaming, Inc. (the “Company” or “Spectre”) (formerly OneLink, Inc.) was incorporated in Minnesota in June 1990 and changed its name to Spectre Gaming, Inc. in January 2004. The Company is a provider of interactive electronic games to the Native American and charitable gaming markets. The Company designs and develops networks, software and content that provide its customers with a comprehensive gaming system.

Note 2. Summary of Significant Accounting Policies.

     Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2003, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2003 (Readers should also carefully review Note 3 below discussing the sale of assets).

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

     Prepaid License Fees. Prepaid license fees relates to licenses associated with the themes of the gaming machines. Upon the placement of the machines into service, the Company will begin amortizing the licenses over the estimated useful life of 5 years.

     Deposits. Deposits relate to the prepayment of machines ordered which have not been received as of September 30, 2004. Upon receipt of the machines, the deposit of $611,242 will be reclassified into inventory.

     Debt Issuance Costs. The Company capitalizes debt issuance costs and amortizes the costs over the life of the loan using the straight-line method, which approximates the interest method.

The capitalized costs related to the convertible debt investment from Pandora Select Partners LP (“Pandora”) in May 2004 include the origination fee paid to Pandora of $33,000, the $50,000 cash paid to Blake Capital Advisors, LLC (“Blake”), the value of the warrants issued to Blake and $10,000 of legal fees, and are included in other assets in the financial statements. The warrants issued to Blake were valued at $225,000 using the Black-Scholes pricing model. The capitalized costs related to the loans from Pandora and Whitebox Intermarket Partners LP in September 2004 include the origination fee paid of $45,000 and $5,000 of legal fees. Amortization expense of the debt issuance costs for the three and nine months ended September 30, 2004 was $58,556 and $83,062, respectively. Estimated amortization for debt issuance costs is $161,063 and $206,937 for the years ending December 31, 2004 and 2005, respectively.

     Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any software development costs, since such costs have not been significant and the products are released shortly after technological feasibility.

     Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and nine months ended September 30, 2004 and 2003.

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

     The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Compensation expense for the three and nine months ended September 30, 2004 was $153,937 and $220,416, respectively. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(986,575)	$(44,638)	$(2,754,318)	$(97,167)
Pro forma	(1,107,739)	(64,638)	(3,123,853)	(117,167)
Basic and diluted net loss per common share
As reported	$(0.09)	$(0.01)	$(0.27)	$(0.03)
Pro forma	(0.10)	(0.02)	(0.31)	(0.04)
Stock-based compensation
As reported	$153,937	$—	$220,416	$—
Pro forma	121,164	20,000	369,535	20,000

     The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
Risk Free interest rate	2.94%		3.11%		2.93%		3.11%
Expected life	4.0	years	5.0	years	4.96	years	5.0	years
Expected volatility	642%		385%		637%		385%
Expected dividends	0%		0%		0%		0%

     During the nine months ended September 30, 2004, the Company has issued options to purchase 1,065,000 shares of the Company’s common stock to non-employees, mostly consultants, with exercise prices ranging from $2.00 per share to $3.30 per share and expiring at various times through August 2009. The Company valued these options at $1,234,249 using the Black-Scholes pricing model. The Company recorded expense of $153,937 and $220,416 for the three and nine months ended September 30, 2004, respectively, in accordance with APB No. 25.

     Reclassifications. Certain accounts in the prior quarters’ financial statements have been reclassified for comparative purposes to conform with the presentation in the current quarter financial statements. These reclassifications had no effect on the net loss or stockholders’ equity.

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

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the three and nine months ended September 30, 2004 and 2003 and the years ended December 31, 2003 and 2002 and had an accumulated deficit at September 30, 2004. The ability to reduce our loss is dependent on the placement and sales of machines. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4. Software

     On March 4, 2004, the Company signed an agreement with MET Games, Inc. (“MET”) to purchase certain Linux-based software and technology being developed by and owned by MET for the operation of certain gaming computers and systems. Pursuant to the agreement, the Company made a $250,000 cash payment to MET and issued 800,000 unregistered, restricted shares of the Company’s common stock. The Company will utilize the software as it develops its business opportunities in the Native American Class II and charitable gaming markets.

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

     In June 2004, holders of 200,000 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 451,369 shares of the Company’s $.01 par value common stock. In July 2004, holders of an additional 33,333 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 75,228 shares of the Company’s $.01 par value common stock. At the end of the period covered by this report there were outstanding 206,667 shares of Series A Convertible Preferred Stock which were convertible into an aggregate of 466,452 shares of the Company’s common stock.

Note 6. Distribution Agreement

     In June 2004, the Company signed a distribution agreement to become the exclusive distributor of Games of Chance, Inc. (“GOC”). Under the terms of the five-year agreement the Company will issue an aggregate of 200,000 shares of the Company’s common stock, 50,000 shares of which were issuable upon the signing of the agreement with the remaining 150,000 shares issuable in five 30,000-share installments on each of the five anniversaries of the agreement. In addition, GOC received an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The options vest in increments of 25,000 shares as the Company places or sells 500 GOC machines. As of September 30, 2004, the Company had not placed or sold any GOC machines. Upon signing the Company also paid GOC $15,000 related to prior expenses incurred by GOC on behalf of the Company.

     In connection with the distribution agreement the Company signed a five-year consulting agreement (“Consulting Agreement”) with Barry Quick, the spouse of the President of GOC. The Consulting Agreement calls for monthly payments to Mr. Quick of $10,000 and is terminable, without penalty, for cause or non-performance.

Note 7. Convertible Debt

     On May 20, 2004, the Company received $1,100,000 in a convertible debt investment from Pandora Select Partners, L.P. (“Pandora”). The note was payable in interest only, at 10% per annum, through August 20, 2004, and thereafter is payable in equal monthly installments over the next 15 months. The note is convertible by Pandora into common stock of Spectre at $2.50 per share, and allows Spectre, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share equal to 90% of the average closing bid price of the common stock over the 30 trading days immediately preceding the payment date. In connection with the financing, Spectre paid a 3% origination fee, issued a five-year warrant for the purchase of 200,000 shares of Spectre’s common stock at $2.50 per share, and granted Pandora a security interest in the Company’s assets. The gross proceeds of $1,100,000 were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount, the fair value of the warrants and the beneficial conversion of the note into common stock as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the promissory note using the straight-line method, which approximates the interest method. The note is convertible by the holder any time in whole or in part upon written notice to the Company. Such conversion is limited to the extent the holders beneficial ownership interest would exceed 4.99% of outstanding common stock at conversion. In addition, Spectre agreed to file a registration statement by November 3, 2004 with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the note and warrant issued to Pandora, and cause the same to be effective by February 1, 2005. In connection with the financing, the Company also paid a finder’s fee to Blake Capital Advisors, LLC (“Blake”), a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company, of $50,000 and issued a five-year warrant for the purchase of 50,000 shares of the

Company’s common stock at $2.50 per share and a five-year warrant for the purchase of 50,000 shares at $3.00 per share.

     The allocation of the gross proceeds of the convertible note payable is summarized below as of September 30, 2004:

Convertible note payable, total borrowed	$1,100,000
Value of 200,000 warrants allocated to additional paid in capital	(450,000)
Value of beneficial conversion of note payable allocated to additional paid in capital	(340,000)

Convertible note payable, net of original issue discount	310,000
Amortization of original issue discount	192,544
Principal payments on convertible note	(69,150)

Total convertible note payable	433,394
Less current portion	(349,486)

Convertible note payable, net	$83,908

Note 8. Short-term Debt

     On September 10, 2004, the Company issued two $750,000 10% promissory notes. One note was issued to Pandora Select Partners, L.P. (“Pandora”) and the other note was issued to Whitebox Intermarket Partners, L.P. (“Whitebox”). The notes are payable interest only through March 10, 2005, at which time the principal is due. In connection with the financing, Spectre paid a 3% origination fee, issued five-year warrants for the purchase of 50,000 shares of Spectre’s common stock at $3.00 per share to both Pandora and Whitebox, and granted Pandora and Whitebox security interests in the Company’s assets. The gross proceeds of $1,500,000 were allocated between the notes and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount and the fair value of the warrants will be amortized over the life of the promissory note using the straight-line method, which approximates the interest method. In addition, Spectre agreed to file a registration statement by November 3, 2004 with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the warrants issued to Pandora and Whitebox, and cause the same to be effective by February 1, 2005.

     The allocation of the gross proceeds of the short-term debt is summarized below as of September 30, 2004:

Short-term debt, total borrowed	$1,500,000
Value of 100,000 warrants allocated to additional paid in capital	(325,000)

Short-term debt, net of original issue discount	1,175,000
Amortization of original issue discount	36,111

Total short-term debt, net	1,211,111

Note 9. License Agreement

     On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company was obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license-fee charges of $187,500, by June 30, 2004.

Note 10. Related Party Transactions

     The Company incurred expenses from a corporation, owned by a director and officer of the Company and employing another director and officer of the Company, for rent and consulting services of $29,000 and $10,000 during the three months ended September 30, 2004 and 2003, respectively and $74,000 and $10,000 during the nine months ended September 30, 2004 and 2003, respectively.

     In February 2004, the Company entered into a consulting agreement with D. Bradly Olah, a greater-than-five-percent shareholder of the Company. Pursuant to the consulting agreement, Mr. Olah received $12,500 per month for four months (ending as of May 31, 2004) in exchange for general consulting services. On June 1, 2004, the Company entered into a new consulting agreement with Mr. Olah providing for payments of $12,500 per month for a two-year term. In connection with the new consulting agreement, Mr. Olah received options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $2.15 per share (the fair value of the stock on the date of grant). Beginning on June 15, 2005, the option vests in 100,000-share increments on each June 15 through 2007, and has a five-year term during which the options must be exercised or forfeited. The options were valued at $645,000 using the Black-Scholes pricing model and will be expensed using the straight-line method over the term of the consulting agreement. For the three and nine months ended September 30, 2004, the Company recorded expense of $80,625 and $107,500, respectively, related to these options.

     In connection with the convertible debt financing from Pandora, the Company paid $50,000 and issued two three-year warrants to Blake Advisors, LLC, a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company. The warrants were issued in exchange for financial-advisory services rendered by Blake Advisors. One warrant grants Blake Advisors the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $2.50 per share, and the second warrant grants Blake Advisors the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrants were valued at $225,000 using the Black-Scholes pricing model and will be expensed using the straight-line method over the term of the promissory note. For the three and nine months ended September 30, 2004, the Company recorded expense of $37,500 and $54,839, respectively, related to these warrants.

Note 11. Subsequent Events

     On October 27, 2004, the Company entered into a letter agreement with Pandora and Whitebox pursuant to which the parties agreed that Spectre’s obligation to file a registration statement covering shares of common stock issuable upon conversion of the loans referenced in Notes 7 and 8 above, on or before November 3, 2004, will be delayed until November 28, 2004. In addition, the parties agreed that the Company will not be required to cause such registration statement to be declared effective until February 28, 2005.

     On November 12, 2004, the Company closed on a private placement (the “Offering”) of 1,636,429 Units (“Units”), each consisting of one share of common stock, par value $.01 per share (the “Shares” or “Common Stock”), and five-year warrants to purchase one additional share of Common Stock at a purchase price of $3.75 per share. The per-Unit price was $2.50 (i.e., raising a gross total of $4,091,073). The Company used two agents in completing the sale of the Units in the Offering. As a fee, the Company paid the agents $327,286 in cash, and issued the agents five-year warrants to purchase up to 163,643 Units for an exercise price of $2.50 per Unit.

     The Offering is a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended. The securities offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Results of Operations

The Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

     Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2004 were $0 and $850,000, respectively, as compared with $0 and $0 for the three and nine months ended September 30, 2003, respectively. On March 4, 2004, the Company signed an agreement with MET Games, Inc. (“MET”) to purchase certain Linux-based software and technology being developed by and owned by MET for the operation of certain gaming computers and systems. Pursuant to the agreement, the Company made a $250,000 cash payment to MET and issued 800,000 unregistered, restricted shares of the Company’s common stock. The Company will utilize the software as it develops its business opportunities in the Native American Class II and charitable gaming markets.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2004 were $723,000 and $1,548,000, respectively, consisting mainly of salaries, professional services, consulting and travel expenses, compared to $45,000 and $97,000 for the three and nine months ended September 30, 2003, respectively. The increases in expense primarily resulted from the Company commencing operations in the Native American and charitable gaming markets. To execute on the opportunity in these markets, the Company has hired employees and engaged consultants which significantly increased these expenses. Selling, general and administrative expense for the three and nine months ended September 30, 2004, includes $166,000 and $333,000, respectively, of expense related to options and warrants granted to consultants.

     Net Interest Expense. Net interest expense was $264,000 and $357,000 for the three and nine months ended September 30, 2004, compared to no net interest expense for the three and nine months ended September 30, 2003. The increase in interest expense is primarily due to interest on loans from Pandora Select Partners, L.P. and Whitebox Intermarket Partners L.P. along with the amortization of the associated financing costs and the amortization of the original issue discount.

     Net Loss. The Company incurred a net loss of $987,000 and $2,754,000 for the three and nine months ended September 30, 2004, respectively, compared to net losses of $45,000 and $97,000 for the comparable periods in the prior year, respectively. These increased net losses are primarily the result of the Company commencing operations in the Native American and charitable gaming markets including employee and consulting expense and, for the nine months ended September 30, 2004, the Company expensing the consideration given in the MET transaction. The net loss also includes $265,000 and $360,000 of interest expense for the three and nine months ended September 30, 2004, respectively.

     Liquidity and Capital Resources. The Company had working capital of $553,000 and $260,000 at September 30, 2004 and December 31, 2003, respectively. Cash used in operations was $3,129,000 and $63,000 for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, the primary uses of cash were to fund the Company’s net loss, acquire inventory and to prepay license fees. These uses were partially offset by an increase in accounts payable, payroll and related taxes and accrued expenses and a non-cash charge related to common stock issued for services. For the nine months ended

September 30, 2003, the primary use of cash was to fund the Company’s net loss partially offset by a decrease in prepaid expenses and increases in accounts payable, payroll and related taxes and accrued expenses.

     Cash used in investing activities was $91,000 and $0 for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 the Company used cash for capital expenditures, primarily at its El Cajon, California location.

     Cash provided by financing activities was $3,455,000 and $172,000 for the nine months ended September 30, 2004 and 2003, respectively. In November 2003, the Company began a private placement which ended in March 2004 (the “Offering”). A majority of the sales of the Company’s common stock occurred after December 31, 2003. In the Offering, the Company sold a total of 1,796,829 shares of its common stock (of which 1,531,989 were sold in 2004) for a per share price of $0.75 (i.e., raising a gross total of $1,347,626, $1,148,996 of which was raised in 2004). The Company used an agent for a portion of these sales. As a fee, the Company paid the agent $62,550 in cash and issued the agent five-year warrants to purchase up to 83,400 shares of the Company’s common stock for an exercise price of $0.75 per share. On September 30, 2003, the Company completed the private placement of 13,624,000 shares of the Company’s common stock. Total proceeds from the private placement totaled $272,480, of which $130,480 was received in cash, $42,000 was a conversion of loans payable to related parties and $100,000 was received as stock subscriptions receivable.

     On May 20, 2004, the Company received $1,100,000 in a convertible debt investment from Pandora Select Partners, L.P. (“Pandora”). The note was payable in interest only, at 10% per annum, through August 20, 2004, and thereafter is payable in equal monthly installments over the next 15 months. The note is convertible by Pandora into common stock of Spectre at $2.50 per share, and allows Spectre, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share equal to 90% of the average closing bid price of the common stock over the 30 trading days immediately preceding the payment date. In connection with the financing, Spectre paid a 3% origination fee, issued a five-year warrant for the purchase of 200,000 shares of Spectre’s common stock at $2.50 per share, and granted Pandora a security interest in the Company’s assets. In addition, Spectre agreed to file a registration statement by November 3, 2004 with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the note and warrant issued to Pandora, and cause the same to be declared effective by February 1, 2005. In connection with the financing, the Company also paid a finder’s fee to Blake Capital Advisors, LLC (“Blake”), a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company, of $50,000 and issued a five-year warrant for the purchase of 50,000 shares of the Company’s common stock at $2.50 per share and a five-year warrant for the purchase of 50,000 shares at $3.00 per share. Net cash received by the Company after paying the finders fee, origination fee and legal cost of the lender of $10,000 was $1,007,000.

     On September 10, 2004, the Company issued two $750,000 10% promissory notes. One note was issued to Pandora Select Partners L.P. (“Pandora”) and the other note was issued to Whitebox Intermarket Partners L.P. (“Whitebox”). The notes are payable interest only through March 10, 2005, at which time the principal is due. In connection with the financing, Spectre paid a 3% origination fee, issued five-year warrants for the purchase of 50,000 shares of

Spectre’s common stock at $3.00 per share to both Pandora and Whitebox, and granted Pandora and Whitebox security interests in the Company’s assets. In addition, Spectre agreed to file a registration statement by November 3, 2004 with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the warrants issued to Pandora and Whitebox, and cause the same to be declared effective by February 1, 2005. Net cash received by the Company after paying the origination fee and legal costs of the lenders of $5,000 was $1,450,000. On October 27, 2004, the Company secured a letter agreement with Pandora and Whitebox pursuant to which they agreed to extend until February 28, 2005 the deadline for causing the registration statement to be declared effective.

     During the nine months ended September 30, 2003, proceeds from loans provided $47,000 of cash. The loans were unsecured, non-interest bearing, and due upon demand. The Company also raised funds from the sale of it common stock during the nine months ended September 30, 2003.

     On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company was obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license-fee charges of $187,500, by June 30, 2004.

     The Company expects to spend a significant amount on capital equipment purchases over the next twelve months, primarily as it places its gaming machines in Native American and charitable gaming facilities. The Company expects that it will use debt and/or equity financing to purchase this equipment.

     Management believes that its cash should be sufficient to satisfy its cash requirements for the next month. The Company will need to obtain additional cash to meet its needs, including repaying the notes described above, beyond that period and has been actively pursuing additional debt and equity financing.

Risk Factors

     We have no significant operating history.

     We are in the very early stages of our development as a provider of interactive electronic games to the Native American and charitable gaming industry. We are therefore subject to all of the risks and uncertainties inherent in establishing a new business. We have very limited assets, no operating revenue and uncertain prospects of future profitable operations. We cannot assure you that our operations will be successful and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business and the competitive environment in which we will operate.

     Need for additional financing.

     Our operations, as currently conducted or anticipated to be conducted, generate costs related to the exploration of additional business opportunities, as well as ongoing personnel, legal and accounting expenses. If we are unable to capitalize on existing opportunities or locate and act on other business opportunities, or if expenditures exceed our current expectations, we will be required to find additional sources of financing. Even if we successfully avail ourselves of current or future opportunities, additional financing may be required to expand or continue being involved in such opportunities.

     Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, loans from banks, loans from affiliates of the Company or other financial institutions. No assurance can be given, however, that we will be able to sell any securities, or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or our entire business, discontinue our preparation and filing of public disclosure reports with the SEC, or dissolve the Company.

     Our independent auditors have substantial doubt about our ability to continue as a going concern.

     We have had net losses for each of the years ended December 31, 2003 and 2002, and we had an accumulated deficit as of December 31, 2003. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing a new line of business, this diminishes our ability to accurately forecast our revenues and expenses. Our ability to continue as a going concern depends, in large part, on our ability to raise sufficient capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

     Evolving law may adversely affect the Company’s entry into the gaming industry.

     On November 25, 2003, the United States Department of Justice, at the request of the Bush administration, filed two formal requests asking the United States Supreme Court to review two cases decided in the Eighth and Tenth U.S. Circuits Courts of Appeal, respectively (United States of America v. Santee Sioux Tribe of Nebraska (3/20/03, No. 02-1503); and Seneca-Cayuga Tribe of Oklahoma et al. v. Nat’l Indian Gaming Comm’n et al., 4/17/03, No. 01-5066). The Eight and Tenth Circuits cover the west and northern plains states, where dozens of Native American tribes are located. The two circuit court decisions examined whether certain electronic gaming devices were Class II or Class III gaming machines under the Indian Gaming Regulatory Act (“IGRA”). Under the IGRA, bingo generally qualifies as a Class II game. Class II games, including bingo, do not lose their designation as such if electronic, computer or technological aids are used in connection with the games, but an electronic facsimile of any game of chance (including bingo) does not qualify as a Class II game. Class III games (e.g., slot machines, video poker, other table games, etc.) encompass all other games not Class I (social games played for prizes of minimal value) or Class II games.

     In both the Eighth and Tenth Circuit cases, the courts determined that electronic machines that dispensed paper pull-tabs (another game of chance) were Class II machines under the IGRA because the machines at issue merely dispensed paper pull-tabs and displayed results. The courts found, in essence, that the games in question were not “electronic facsimiles” of the game of pull-tabs, but instead merely facilitated the playing of pull-tabs. Regulations promulgated under the IGRA indicate that use of electronic and electromechanical formats that broaden player participation by allowing multiple players to play with or against each (other rather than with or against a machine) will not constitute electronic facsimiles (see 25 C.F.R. § 502.8).

     The classification of electronically linked bingo-style games is important to the Company and its business plan. For one, state-tribal compacts typically limit the number of Class III slot-machine games able to be installed in any one gaming location. Second, our involvement in the gaming industry is directly related to these kinds of bingo/slot-machine games. Therefore, if games that we anticipate will qualify as Class II games were to be classified by regulatory authorities as Class III games, the size of our available market would significantly shrink.

     On March 2, 2004, the Supreme Court denied the Justice Department’s petition for writ of certiorari for the Eight and Tenth Circuit decisions, which means the Court declined to review the Eight and Tenth Circuit Court decisions. Because of this action, the Eight and Tenth Circuit decisions stand. While this result is positive for the gaming industry in general and for us in particular, there can be no assurance that there will not be other legal actions that will result in a classification of our Class II games as Class III games, or that current IGRA regulations will not be repealed. Of course, the result of any such further attempts is beyond our control, and its outcome must be considered a material and significant risk factor.

     The Company currently has few licenses and permits for its anticipated gaming business.

     The gaming industry in the United States is highly regulated, and frequently requires operators of gaming facilities and manufacturers and distributors of gaming machines and related equipment to acquire various authorizations, licenses, permits or other forms of approval from governmental, tribal and/or quasi-governmental agencies or bodies. At this time, we possess only a manufacturer and distributor registration from the State of California Gambling Control Commission. We possess no other such authorizations, licenses, permits or other forms of approval that may be required for us to manufacture, manage and service our anticipated gaming products.

     We will likely require further approvals from regulatory authorities in the State of California in order to carry out our current business plans and opportunities in such jurisdiction. In particular, we will require tribal permits upon each placement of machines in Native American casinos and facilities, and will likely also require a suitability finding by the California State Gaming Agency. In addition, we expect to be required to obtain similar permits, licenses and approvals in the State of Oklahoma, where we anticipate commencing operations prior to the end of 2004. We cannot be certain that we will be able to successfully obtain any of the foregoing permits, licenses or obtain a suitability finding. Any failure on our part to obtain required authorizations, licenses, permits or other form of approval may thwart our business plans significantly or entirely.

      Our stock price is, and we expect it to remain, volatile.

     The volatile price of our common stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock, including but are not limited to:

•	achievement or rejection of regulatory approvals by us or by the tribes or other purchasers of our products;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	regulatory developments in the United States relating to the gaming industry;

•	period-to-period fluctuations in our revenues and other results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

     We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

     Possible issuance of additional common or preferred stock.

     Our authorized capital consists of 100,000,000 shares of capital stock. Pursuant to authority granted by the Company’s Articles of Incorporation, our board of directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of the current common stock. Our board of directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the current shares of common stock. Any such issuances may dilute the book value of the Company.

     We are highly dependent on our senior management; we need to hire additional personnel.

     Our success in the Native American and charitable gaming markets depends in significant part upon the continued service of our key senior management personnel. In particular, we are materially dependent upon the services of Russell Mix, a director of the Company and our President and Chief Executive Officer, and Gary Watkins, our Vice President of Operations in Oklahoma. We have employment agreements with both Messrs. Mix and Watkins, but if either such individual should become unable to continue serving the Company it could have a materially adverse impact on our business, financial condition and operations. Our success also depends on our ability to identify, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing personnel. We intend to hire a full-time Chief Financial Officer and a number of sales, business development, marketing, technical and administrative personnel in the future. Competition for such personnel is intense and there can be no assurance that we will successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to retain and attract the necessary technical, managerial, sales and marketing and administrative personnel could have a material adverse impact on our business, financial condition and operations.

     We operate in an extremely competitive environment.

     The market for gaming machines is a difficult one in which to compete as there are a number of established, well-financed and well-known companies that compete with our current and planned products. International Game Technology (IGT), in particular, enjoys a significant domestic and international market position in the gaming machine market. Similarly, Multimedia Games, Inc. enjoys a significant market position in the Class II gaming machine market. Other major gaming machine companies include Sigma Gaming, Inc. and Bally Gaming Inc., a subsidiary of Alliance Gaming Corp. All of these companies have substantially more resources than we do. The development of a successful new product by a competitor could adversely affect the market demand for our products and impair our ability to generate sales. Similarly, if well-established companies such as IGT were to focus their resources on the developing Class II gaming machine market, our ability to capitalize on the perceived market opportunities could be significantly impaired.

     Our inability to protect our intellectual property could impair our ability to compete.

     Our success and ability to compete depend in part upon proprietary intellectual property. Our proprietary intellectual property currently consists of certain licensed trademark, image and likeness, and other moral rights, and a right to acquire copyright and other intellectual-property rights relating to software that may be developed by MET Games, Inc. pursuant to a software development agreement. We currently rely and intend to rely in the future on a combination of copyright, trademark, trade secret laws, and nondisclosure agreements to protect our proprietary technology. Although we have entered into confidentiality, non-compete and invention assignment agreements with our employees and otherwise limit access to, and distribution of, our proprietary technology, there can be no assurance that such agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become independently developed or discovered by competitors.

     We may have a difficult time enforcing our contracts against Native American Tribes and the casinos they own and operate.

     Native American Tribes generally enjoy sovereign immunity from suit similar to that of the states and the United States. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the Native American tribe must have effectively waived its sovereign immunity with respect to the matter in dispute.

     In our contracts with Native American customers, we attempt to provide that any dispute regarding interpretation, performance or enforcement shall be submitted to, and resolved by, arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and that any award, determination, order or relief resulting from such arbitration is binding and may be entered in any federal court having jurisdiction. Even if we are able to effectively bargain or negotiate for such a provision, we could be precluded from judicially enforcing any rights or remedies against a tribe without a waiver, limited or otherwise, of the tribe’s sovereign immunity. These rights and remedies include, but are not limited to, our right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract, and our right to enforce any arbitration decision in our favor.

     Our common stock trades only in an illiquid trading market.

     Trading of our common stock is conducted on the OTC Bulletin Board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

     Our common stock is subject to penny-stock rules which may further hamper your ability to sell shares of our common stock.

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

     We have no intention of paying dividends.

     To date, we have not paid any cash dividends and do not anticipate the payment of cash dividends in the foreseeable future.

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

Forward-Looking Statements

     This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included herein regarding activities, events or developments that the Company expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

     Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include those risk factors summarized above, as well as delays in placing our gaming machines in casinos resulting from lengthy application and/or regulatory processes required by state, local and tribal laws and regulations. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 2003 and other recent filings with the SEC.

Item 3. Controls and Procedures

     The Company carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of September 30, 2004, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II Other Information

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

     The disclosures made in Notes 4, 6, 7, 8 and 10 of the financial statements (see Item 1 of Part I of this report) regarding sales and issuances of the Company’s securities during the period beginning March 1, 2004 and ending September 30, 2004 are hereby incorporated into this Item 2 of Part II by this reference.

Item 4. Submission of Matters to a Vote of Security Holders

     On August 26, 2004 the Company held its Annual Meeting of Shareholders. Of the 11,001,784 shares of common stock outstanding and entitled to vote at the meeting, 7,461,104 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the meeting.

1.	To elect three directors for a one-year term or until the respective succesors have been elected or appointed.

	For	Withheld
Ronald E. Eibensteiner	7,371,210	89,894
Russell Mix	7,396,209	64,895
Brian D. Niebur	7,362,876	98,228

2.	To ratify the Company’s appointment of Virchow, Krause & Company, LLP as the Company’s independent registered public accounting firm.

For	7,412,769
Against	27,215
Abstain	21,120
Broker Non-vote	—

3.	To approve an amendment to the Company’s Articles of Incorporation for the purpose of increasing the number of authorized shares of capital stock from 16,666,666 to 100 million.

For	7,275,467
Against	177,273
Abstain	8,364
Broker Non-vote	—

4.	To approve an increase in the number of shares of common stock reserved for issuance under the Company’s 1999 Non-Qualified Stock Option Plan from 200,000 to an aggregate of 300,000.

For	5,826,352
Against	207,724
Abstain	7,631
Broker Non-vote	1,419,397

5.	To adopt the Company’s 2004 Stock Option Plan pursuant to which 2,000,000 shares of the Company’s common stock shall be reserved for issuance.

For	5,826,353
Against	209,089
Abstain	5,965
Broker Non-vote	1,419,397

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

(b) Reports on Form 8-K

     On September 16, 2004, the Company filed a Current Report on form 8-K disclosing that it had received $1,500,000 in a debt investment from Pandora Select Partners, L.P. and Whitebox Intermarket Partners, L.P.

SIGNATURES

     Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRE GAMING, INC.

Date: November 15, 2004	By:	/s/ Russell C. Mix

	Title:	President and Chief Executive Officer

Date: November 15, 2004	By:	/s/ Brian D. Niebur

	Title:	Chief Financial Officer
(Principal Accounting Officer)