Form 10KSB
period 2004-12-31
SPECTRE GAMING INC
filed 2005-03-28
CIK 891389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-25764

Spectre Gaming, Inc.

(formerly OneLink, Inc.)

Minnesota	41-1675041
State of Incorporation	I.R.S. Employer Identification No.

1466 Pioneer Way,
Suite 10
El Cajon, CA 92020
(Address of principal executive offices)

(612) 279-2030
(Issuer’s telephone number)

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

Yes ☑ No ☐

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

     The Company’s revenues from operations for the fiscal year ended December 31, 2004 totaled $82,689.

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 15, 2005 was approximately $16,945,134 based on the average of the closing bid and asked price of the registrant’s common stock on such date. The number of shares outstanding of the registrant’s common stock, as of March 15, 2005 was 12,980,927.

     Transitional Small Business Issuer Format (Check One):

Yes ☐ No ☑

SPECTRE GAMING, INC.

          This annual report on Form 10-KSB contains certain statements that are “forward-looking statements” under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and includes, among other things, discussions of the Company’s business strategies, future operations and capital resources. Words such as, but not limited to, “may,” “likely,” “anticipate,” “expect” and “believes” indicate forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are generally reasonable, it can give no assurance that such expectations will ultimately prove to be correct. Generally, these statements relate to business plans and strategies, projected or anticipated benefits or other consequences of market conditions and opportunities, business plans or strategies, projections involving anticipated sales and revenues, expenses, projected future earnings and other aspects of operational results. All phases of the Company’s operations are subject to a number of uncertainties, risks and other influences, most of which are outside the Company’s control, and any one or combination of which could materially and adversely affect the results of the Company’s operations, and also, could affect whether any such forward-looking statements contained in this annual report ultimately prove to be accurate. Important factors that could cause actual results to differ materially from the Company’s expectations are summarized above, as well as in the section of this annual report captioned “Risk Factors.” The forward-looking statements contained in this annual report are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those contained in such forward-looking statements. Therefore, readers are cautioned not to put undue reliance on forward-looking statements.

PART I

Item 1. Description of Business

General

     Spectre Gaming, Inc. (the “Company” or “Spectre,” “we,” “us” or “ours”) (formerly OneLink, Inc.) was incorporated in Minnesota in June 1990 under the name MarketLink, Inc. At that time, the Company provided telecommunications-based business-intelligence services to client end users. In January 1997, the Company changed its name to OneLink Communications, Inc., and later in June 2000, changed its name to OneLink, Inc. In July 2002, the Company ceased operating its telecommunications-based business, and in December 2002 sold substantially all of its assets. In September 2003, the Company adopted a new business plan focused on providing interactive electronic games to the Native American and charitable gaming markets, and in January 2004 changed its name to Spectre Gaming, Inc. The Company designs and develops networks, software and content that provide its customers with a comprehensive gaming system. The Company has begun placing its gaming machines on casino floors.

Markets

          Class II: Class II gaming includes bingo, and over 60 million people play bingo on a regular basis in the United States. Presently, there are two distinctly different market segments that exist in Class II gaming: Native American and charitable, which are discussed in greater detail below. Worldwide in 2003, these segments cumulatively generated approximately $10 billion. Today, 46 states and the District of Columbia legally permit the game of bingo to be conducted by Native American tribes or in connection with charitable causes. With the advent of innovative ideas for the presentation and playing of bingo, coupled with new server-based technology, bingo has been placed into a device that looks and feels similar to a slot machine, but the outcome of the game is determined by a central server (such games are commonly referred to as “Central Determination Games”). These Central Determination Games feature many technological and user-interactive advancements, including video bingo games, that have the excitement and play of Class III style games (discussed below), and game odds and paytables which are more flexible than traditional slot machines.

          Native American – In the United States there are over 560 federally recognized Native American tribes with approximately 354 gaming operations. From published reports, industry experts currently estimate there are approximately 22,000 Class II gaming devices on the floors of tribal casinos, with growth potential of 100% by the end of 2007. The Class II Native American market began in states that had no tribal-state compacts, such as Oklahoma and Florida. Two major events have recently transpired regarding Class II Native American gaming.

First, in June 2002, the National Indian Gaming Commission (the “NIGC”) established a definition of a Class II device which narrowly construes a prohibition on “electronic and electromechanical facsimiles” under the Indian Gaming Regulatory Act of 1988 (“IGRA”). In March 2004, the United States Supreme Court denied a writ of certiorari to review a lower court ruling upholding the legality of devices which meet the NIGC’s definition of Class II games (see United States of America v. Santee Sioux Tribe of Nebraska (3/20/03, No. 02-1503); and Seneca-Cayuga Tribe of Oklahoma et al. v. Nat’l Indian Gaming Comm’n et al., 4/17/03, No. 01-5066). We believe these legal developments have dispelled some uncertainty in the market, are positive, and will help fuel growth in the Class II Native American market over the next several years.

          The Company believes that opportunities also exist for Class II gaming in states that do not allow “mechanical” versions of Class III games (such as Minnesota), and states that have placed limits on the number of Class III machines in tribal gaming facilities (such as California and South Dakota). For example, we believe that in jurisdictions where less casino floor space can be allocated to traditional mechanical slot machines, more floor space will be available for Class II machines in general. Similarly, where states have placed absolute limits on Class III machine numbers, Class II devices become a solution to place more games on casino floors without violating applicable restrictions.

          Charitable – It is estimated there are over 600 million people that play some form of bingo worldwide. In the United States, an estimated 37,000 charitable organizations are legally permitted to conduct bingo games. In addition, the Class II charitable gaming market may grow if horse and dog race tracks are allowed to install such games in connection with charitable purposes.

     Our Class II Products – The Company is currently developing software for a proprietary Linux-based Class II gaming system pursuant to a software development agreement with MET Games. MET Games had begun testing and developing the software on the Company’s behalf. As part of the testing process, the Company had placed test systems and games in the Oklahoma marketplace and anticipates placing test systems and games in the Oklahoma market in the future. The Company anticipates that its Class II gaming products will operate under bingo rules of play (i.e., player vs. player as opposed to player vs. machine), but its gaming terminals will appear and play like traditional slot machines, combining video and mechanical elements and including such features as ticket-in/ticket-out technology and touch screens. The Company anticipates that each gaming terminal will be electronically connected to a local on-site server. Each local server will in turn be connected to one or more regional servers coordinating the local servers into one single bingo game by allocating “bingo cards” to each playing terminal, generating numbers randomly in the manner of a traditional bingo blower, tracking or “scoring,” and communicating each terminal’s results in addition to maintaining reports.

          Class III: Class III gaming encompasses all games that are neither tribal nor Class II games. Plainly stated, Class III gaming involves games that people typically associate with casinos, such as traditional slot machines and table games. According to Deutsche Bank, there were an estimated 725,000 Class III slot machines in the North American marketplace at the end of 2003. The major Class III markets in the United States for Class III gaming machines are as follows:

•	Nevada is the largest and most established domestic gaming market with approximately 100 casinos and various smaller gaming venues accounting for an estimated total of 205,000 Class III gaming machines.

•	Atlantic City has 13 large casinos concentrated in a mature boardwalk area and marina district. This market contains approximately 44,000 Class III gaming machines.

•	Class III gaming conducted by Native American tribes is allowed in 25 states, including California which alone has over 51,000 Class III gaming machines in tribal gaming locations. Class III Native American gaming differs from the non-Native American casino market in that it is regulated under IGRA. Pursuant to IGRA regulations, permissible Class III gaming devices require, as a condition to installation on a tribal casino floor, that a Native American tribe and the state government in which the Native American lands are located enter into a compact governing the terms of the proposed gaming. Without any such compact between the state and a tribe, the tribe cannot conduct Class III gaming in that state.

          Our Class III Products – The Company has acquired mechanical “9-Reel” games manufactured in Japan in connection with a strategic relationship with a California corporation. These games feature back-lit spinning reels that combine rocking motion and flashing lights upon a winning combination, and include dual-speaker stereo sound with high-power amplifiers. Optional features include ticket-in/ticket-out technology, bill acceptors/validators and mechanical bells or electronic melodies for jackpots. These machines are carefully manufactured to provide comfort and ease of play, and to minimize costly maintenance.

Spectre’s Strategy

     The Company’s initial plans include delivering its Class II games to Native American customers in Oklahoma and delivering its Class III games to Native American customers in California. The Company has designed and developed and continues to design and develop content, hardware, software, and networks able to provide its customers with comprehensive gaming systems. As opportunities arise, the Company intends to expand into other states and into the charitable gaming market.

Research and Development

     Our research and development activities primarily focus on the development of new gaming systems, gaming engines, gaming platforms and content, and enhancements to our existing product lines. We believe our investments in product development are necessary to deliver differentiated products and solutions to the marketplace. Once the technological feasibility of a project has been established, the project is transferred from research to development, and capitalization begins. We expect our research and development expenses to grow over the upcoming periods as we continue focusing on product development and adding development staff. Our research and development expense was $1,045,000 and $0 during the years ended December 31, 2004 and 2003, respectively.

Sales and Distribution

     Our products and services are sold to gaming operators that conduct gaming operations. We market our products and systems through our internal sales staff and agents. In this regard, we employ two sales personnel in the United States, and have hired consultants to assist with the placement of additional gaming machines.

Competition

     The market for gaming machines and proprietary systems is intensely competitive. The principal method of competition is the development of exciting and unique game titles, displays and concepts. A portfolio of strong performing games and intellectual property can be a competitive advantage. Other methods of competition include machine quality, sales and service operations, financial strength and product pricing.

     In the market for Class III gaming machines, manufacturers and distributors that compete with Spectre include International Game Technology, Inc. (“IGT”), Aristocrat Leisure Limited (“Aristocrat”); Bally and its parent company Alliance Gaming Corp.; Atronic Casino Technology, Ltd. (“Atronic”); Konami Co. Ltd.; Shuffle Master, Inc.; Sigma Game, Inc.; and WMS Industries. All have developed casino products and are either authorized to sell products or are in the licensing process in many United States gaming jurisdictions. Spectre’s major competitors in the market for Class II gaming machines are currently Multimedia Games, Inc., Sierra Design Group, VGT (Video Game Technologies), IGT, Aruze, Aristocrat, Atronic, and Rocket Bingo.

Intellectual Property

     Our proprietary intellectual property currently consists of certain licensed trademark, image and likeness, and other moral rights, assets acquired pursuant to an asset purchase agreement with Streamline Development Company, Inc., and a right to acquire copyright and other intellectual-property rights relating to software that may be developed by MET Games pursuant to our software development agreement with them, as amended in January 2005. We currently rely and intend to rely in the future on a combination of patent, copyright, trademark, trade secret laws, and nondisclosure agreements to protect our proprietary technology.

     Most of our products are or will be sold under trademarks and copyrights that provide product recognition and promote widespread acceptance of our products in the marketplace. Our products may also contain content licensed from third parties, such as trademarks, fictional characters, names and/or storylines. We design, manufacture, produce, operate, use, and/or otherwise have permission to exploit certain gaming machines utilizing materials under license from third-party licensors.

     Our ability to enforce our patents, copyrights, trademarks and other intellectual property is subject to general litigation risks. Typically, when a party seeks to enforce its intellectual-property rights, it is often subject to claims that the intellectual-property right is invalid, or is licensed to the party against whom the claim is being asserted. We cannot ensure that our intellectual-property rights will not be infringed upon or that others will not develop products in violation of our intellectual-property rights. Although we have entered into confidentiality, non-compete and invention-assignment agreements with our employees and consultants and otherwise limit access to, and distribution of, our proprietary technology, there can be no assurance that such agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become independently developed or discovered by competitors.

Government Regulation

     The gaming industry in the United States is highly regulated, and frequently requires operators of gaming facilities and manufacturers and distributors of gaming machines and related equipment to acquire various authorizations, licenses, permits or other forms of approval from governmental, tribal and/or quasi-governmental agencies or bodies, as well as the individual suitability of officers, directors, major shareholders and key employees and/or consultants.

     Spectre and our key personnel have not yet obtained or applied for all government licenses, permits, registrations, findings of suitability and approvals necessary to maintain compliance with all regulatory agency requirements. Many of the regulations at each level are similar or overlapping; however, we are required to satisfy all conditions individually for each jurisdiction in which we operate. Laws of the various gaming regulatory agencies serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption. In the jurisdictions where we operate, the oversight additionally ensures that the local authorities receive the appropriate amount of tax revenues. As such, our operations’ financial systems and reporting functions must demonstrate high levels of detail and integrity.

     The nature of the industry makes the regulatory compliance process very time-consuming and requires extensive resources. The process helps assure both regulators and investors that all of our operations maintain the highest levels of integrity and avoid any appearances of improprieties. We have never been denied a gaming related license, nor have our licenses ever been suspended or revoked.

     The Federal Gambling Devices Act of 1962 (the “Johnson Act”) makes it unlawful for a person to manufacture, transport or receive gaming machines, gaming devices or components across interstate lines unless that person has first registered with the Attorney General of the United States Department of Justice. In addition, the Johnson Act imposes identification and recordkeeping requirements on gaming machine distributors such as Spectre. Violation of the Johnson Act may result in seizure and forfeiture of our equipment, as well as other penalties. We are required to register annually under the Johnson Act, and to date have complied with the registration requirements of such act.

     Federal law, tribal-state compacts, and tribal gaming regulations govern gaming on Native American lands. IGRA provides the framework for federal and state control over all gaming on Native American lands and is administered by the NIGC and the Secretary of the United States Department of the Interior. The NIGC has authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating gaming, and approve management agreements for gaming facilities, conduct investigations and monitor tribal gaming generally. IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment. IGRA requires that the tribe and the state enter into a written agreement (i.e., a tribal-state compact)

governing the terms of the tribe’s gaming activities in that state. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming related activity on Indian lands. Indian tribes are sovereign and maintain their own governmental systems, which have primary regulatory authority over gaming conducted on land within the tribes’ jurisdiction.

     At this time, we have registered with the U.S. Department of Justice under the Johnson Act, we possess a manufacturer and distributor registration from the State of California Gambling Control Commission, twelve tribal licenses from tribes located in the State of California, and one tribal licenses in the State of Oklahoma. Accordingly, we expect to require further approvals from regulatory authorities in the State of California in order to carry out our current business plans and opportunities in that jurisdiction. In particular, we will require tribal permits upon each placement of machines in Native American casinos and facilities, and will likely also require a suitability finding by the California State Gaming Agency. In addition, we expect to be required to obtain similar permits, licenses and approvals in the State of Oklahoma. We cannot be certain that we will be able to successfully obtain any of the foregoing permits, licenses or obtain a suitability finding. Any failure on our part to obtain required authorizations, licenses, permits or other form of approval may thwart our business plans significantly or entirely.

     In addition, in the course of pursuing authorizations, licenses, permits and other forms of approval for us to manufacture, manage and service our gaming products in California and Oklahoma, the Company has routinely encountered slower application processes than anticipated, especially when seeking authorizations, licenses and permits from tribal authorities.

Reverse Stock Split

     On November 10, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s capital stock at a ratio of one-for-three shares. The reverse split became effective with respect to shareholders of record at the close of business on December 2, 2003. In lieu of fractional shares, shareholders of common stock received a cash payment. Stockholders’ equity has been restated to give retroactive recognition of the reverse split for all periods presented by reclassifying to additional paid-in capital the amount in excess of the par value of the outstanding shares. All references to share and per share amounts for all periods presented have been retroactively restated to reflect this reverse split.

Employees

     As of December 31, 2004, the Company had 14 full-time employees and 4 part-time employees.

Risk Factors

     We have no operating history and our business plan is currently being tested. We anticipate incurring future losses. We are in the early stages of providing interactive electronic games to the Native American and charitable gaming industry. We are therefore subject to all of the risks and uncertainties inherent in establishing a new business. We have no prior operating history for these products from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues or achieving profitability. In sum, we have very limited assets, very little operating revenue and uncertain prospects of future profitable operations. We cannot assure you that our operations will be successful and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, development of technology and the competitive environment in which we operate. We anticipate that we will incur losses in the near future.

     We will need additional financing in the future and any such financing will likely be dilutive to our existing shareholders. We will likely require additional sources of financing before we can generate revenues needed to sustain operations. In particular, management believes that the Company’s current cash is sufficient to continue operations only through July 2005. Our operations, as currently conducted or anticipated to be conducted, generate costs related to the exploration of additional business opportunities, as well as ongoing personnel, legal and accounting expenses. If we are unable to capitalize on existing opportunities or locate and act on other business opportunities, or if expenditures exceed our current expectations, we will be required to find additional sources of financing. Even if we successfully avail ourselves of current or future opportunities, additional financing may be required to expand or continue being involved in such opportunities.

     Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks, loans from affiliates of the Company or other financial institutions. No assurance, however, can be given that we will be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or our entire business, discontinue our preparation and filing of public disclosure reports with the United States Securities and Exchange Commission, or dissolve the Company. If we successfully enter into a financing transaction, any additional equity or equity-linked financing would be dilutive to shareholders, and additional debt financing, if available, may involve restrictive covenants.

     Our independent auditors have substantial doubt about our ability to continue as a going concern. We have had net losses for each of the years ended December 31, 2004 and 2003, and we had an accumulated deficit as of December 31, 2004. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing a new line of business, this diminishes our ability to accurately forecast our revenues and expenses. Our ability to continue as a going concern depends, in large part, on our ability to raise sufficient capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

     The proprietary operating system and related gaming products critical to our future success have not been, and may never be, fully developed. Pursuant to our software development agreement with MET Games, Inc., we are developing a Linux-based operating system for use with our proposed Class II Central Determination Games. The development process has not yet been completed and we cannot be certain that the operating system will work as anticipated and required for use in a highly regulated marketplace. The completion of the development of our proposed Linux-based operating system remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet regulatory requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such system and its products. Consequently, there can be no assurance that our proprietary Linux-based operating system will be fully developed or successfully manufactured. The Company believes that its greatest opportunity for financial success lies in its ability to capitalize on the Class II gaming market. Of course, our failure to complete the Linux-based operating system for our proposed Class II games will likely have a materially adverse effect on our business and prospects for future profitability.

     Even if successfully developed, our Class II operating system and gaming products may not be accepted by the marketplace. Our Class II gaming system and the gaming products associated with it, even if successfully tested, developed and manufactured, will be competing against existing competing games and products in the gaming marketplace. There can be no assurance that the market will accept our system and products.

     Evolving law may adversely affect the Company’s entry into the gaming industry. On November 25, 2003, the United States Department of Justice, at the request of the Bush administration, filed two formal requests asking the United States Supreme Court to review two cases decided in the Eighth and Tenth U.S. Circuits Courts of Appeal, respectively (see United States of America v. Santee Sioux Tribe of Nebraska (3/20/03, No. 02-1503); and Seneca-Cayuga Tribe of Oklahoma et al. v. Nat’l Indian Gaming Comm’n et al., 4/17/03, No. 01-5066). The Eight and Tenth Circuits cover the west and northern plains states, where dozens of Native American tribes are located. The two circuit court decisions examined whether certain electronic gaming devices were Class II or Class III gaming machines under IGRA. Under IGRA, bingo generally qualifies as a Class II game. Class II games, including bingo, do not lose their designation as such if electronic, computer or technological aids are used in connection with the games; but an electronic facsimile of any game of chance (including bingo) does not qualify as a Class II game. Class III games (e.g., slot machines, video poker, other table games, etc.) encompass all other games not Class I (social games played for prizes of minimal value) or Class II games.

     In both the Eighth and Tenth Circuit cases, the courts determined that electronic machines that dispensed paper pull-tabs (another game of chance) were Class II machines under the IGRA because they merely dispensed paper pull-tabs and displayed results. The courts found, in essence, that the games in question were not “electronic facsimiles” of the game of pull-tabs, but instead merely facilitated the playing of pull-tabs. Regulations promulgated under the IGRA indicate that the use of electronic and electromechanical formats which broaden player participation by allowing multiple players to play with or against each (other than with or against a machine) will not constitute electronic facsimiles (see 25 C.F.R. § 502.8).

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

     On March 2, 2004, the Supreme Court denied the Justice Department’s petition for writ of certiorari for the Eighth and Tenth Circuit decisions, which means the Court declined to review the Eighth and Tenth Circuit Court decisions. Because of this action, the Eighth and Tenth Circuit decisions stand. While this result is positive for the gaming industry in general and for us in particular, there can be no assurance that there will not be other legal actions that will result in a classification of our Class II games as Class III games, or that current IGRA regulations will not be repealed. Furthermore, the cases discussed above did not involve bingo-style gaming machines or Central Determination Games (and their corresponding gaming systems) such as those distributed by the Company. The result of any such further attempts to overturn precedent or to reclassify bingo-style gaming machines, such as ours, is beyond our control, and its outcome must be considered a material and significant risk factor.

     In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic “bonanza-style” bingo games, electronic skill games and non house-banked blackjack games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and “bonanza–style” bingo games and electronic skill games. Four tribes and the state must sign the compact and the Bureau of Indian Affairs must approve it before it becomes effective. The compact was effective and the tribes began operating the compacted games in the first quarter of 2005. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in February 2005.

     We believe the recently adopted Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native America tribes in that state. We currently expect continued intensified competition from vendors currently operating in Oklahoma as well as new market entrants. As a result, we anticipate further pressure on our ability to penetrate the market in Oklahoma. In addition, in the immediate future, we expect continued regulatory uncertainty in Oklahoma. In particular, although we and other vendors may not begin to offer games enabled by the new legislation until state and tribal regulations, rules and specifications adopted pursuant to that legislation become final, certain other vendors and tribes may begin to offer new games prior to that time. It is unclear what, if any, regulatory enforcement action could or would be taken against tribes and vendors offering games not authorized by existing law but permitted under the newly adopted, but not yet effective, legislation.

     The new legislation requires Oklahoma tribes to develop their own licensing procedures for their vendors. Our Oklahoma tribal customers are in the early stages of developing these procedures, and we currently have limited, if any, information regarding the ultimate process or expenses involved with securing licensure by the tribes. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our relationships with our customers. As a result of these and other considerations, it remains difficult to forecast the short-term impact on our business from the recent Oklahoma gaming legislation.

     The Company currently has few required licenses and permits for its gaming business, and has encountered delays in the permitting and licensing process with tribal authorities. The gaming industry in the United States is highly regulated, and frequently requires operators of gaming facilities and manufacturers and distributors of gaming machines and related equipment to acquire various authorizations, licenses, permits or other forms of approval from governmental, tribal and/or quasi-governmental agencies or bodies. At this time, we have registered with the U.S. Department of Justice under the Johnson Act, we possess a manufacturer and distributor registration from the State of California Gambling Control Commission, twelve tribal licenses from tribes in located in the State of California, and one tribal licenses in the State of Oklahoma. We possess no other authorizations, licenses, permits or other forms of approval that may be required for us to manufacture, manage and service our anticipated gaming products.

     We will likely require further approvals from regulatory authorities in the State of California in order to carry out our current business plans and opportunities in such jurisdiction. In particular, we will require tribal permits upon each placement of machines in Native American casinos and facilities, and will likely also require a suitability finding by the California State Gaming Agency. In addition, we expect to be required to obtain similar permits, licenses and approvals in the State of Oklahoma. We cannot be certain that we will be able to successfully obtain any of the foregoing permits, licenses or obtain a suitability finding. Any failure on our part to obtain required authorizations, licenses, permits or other form of approval may thwart our business plans significantly or entirely.

     In addition, in the course of pursuing authorizations, licenses, permits and other forms of approval for us to manufacture, manage and service our gaming products in California and Oklahoma, the Company has routinely encountered slower application processes than anticipated, especially when seeking authorizations, licenses and permits from tribal authorities.

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

     We will depend upon others for the manufacture of our gaming products, which will subject our business to the risk that we will be unable to fully control the supply of our products to the market. Our ability to develop, manufacture and successfully commercialize our proposed products depends upon our ability to enter into and maintain contractual and collaborative arrangements with others, such as Bally. We do not intend to manufacture any of our proposed products; but instead intend to retain contract manufacturers. There can be no assurance that Bally or any other manufacturers will be able to supply our products in the required quantities, at appropriate quality levels or at acceptable costs. We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis. If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we would likely suffer interruptions of delivery while we arrange for alternative manufacturing sources. Any extended disruption in the delivery of products could result in our inability to satisfy customer demand for our products. Consequently, our inability to obtain alternative sources on a timely basis may have a material adverse effect on our business and results of operations. A number of our products are manufactured outside of the United States. Our purchase contracts are typically settled in Yen and we therefore may be subject to currency risk.

     Our reliance on third-party manufacturers and other third parties in other aspects of our business will reduce any profits we may earn from our products, and may negatively affect future product development. As noted above, we currently intend to market and commercialize products manufactured by others, and in connection therewith we will likely be required to enter into manufacturing, licensing and distribution arrangements with third parties similar to the licensing agreement we entered into with Bally. These arrangements will likely reduce our product profit margins. In addition, the identification of new product candidates for development may require us to enter into licensing or other collaborative agreements with others. These collaborative agreements may require us to pay license fees, make milestone payments, pay royalties and/or grant rights, including marketing rights, to one or more parties. Any such arrangement will likely reduce our profits. Moreover, these arrangements may contain covenants restricting our product development or business efforts in the future.

     We may not be able to enter into manufacturing agreements or other collaborative agreements on terms acceptable to us, if at all, which failure would materially and adversely affect our business. We cannot be sure that we will be able to enter into manufacturing or other collaborative arrangements with third parties on terms acceptable to us, if at all, when and as required. If we fail to establish such arrangements when and as necessary, we could be required to undertake these activities at our own expense, which would significantly increase our capital requirements and may delay the development, manufacture and installation of our gaming machines on casino floors. If we could not find ways of addressing these capital requirements, we would likely be forced to sell or abandon our business.

     We operate in an extremely competitive environment. The market for gaming machines is a difficult one in which to compete as there are a number of established, well-financed and well-known companies that compete with our current and planned products. In particular, International Game Technology (“IGT”) enjoys a significant domestic and international market position in the gaming-machine market. Similarly, Multimedia Games, Inc. enjoys a significant market position in the Class II gaming machine market. Other major gaming-machine companies include Sigma Gaming, Inc. and Bally Gaming Inc., a subsidiary of Alliance Gaming Corp. All of these companies have substantially more resources than we do. The development of a successful new product by a competitor could adversely affect the market demand for our products and impair our ability to generate sales. Similarly, if well-established companies such as IGT were to focus their resources on the developing Class II gaming machine market, our ability to capitalize on the perceived opportunities in that market could be significantly impaired.

     Our inability to protect our intellectual property could impair our ability to compete. Our success and ability to compete depend in part upon proprietary intellectual property. Our proprietary intellectual property currently consists of certain licensed trademark, image and likeness, and other moral rights, assets acquired pursuant to an asset purchase agreement with Streamline Development Company, Inc., and a right to acquire copyright and other intellectual-property rights relating to software that may be developed by MET Games pursuant to our software development agreement with them. We currently rely and intend to rely in the future on a combination of copyright, trademark, patents, trade secret laws, and nondisclosure agreements to protect our proprietary technology. Although we have entered into confidentiality, non-compete and invention assignment agreements with our employees and otherwise limit access to, and distribution of, our proprietary technology, there can be no assurance that such agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become independently developed or discovered by competitors.

     We are highly dependent on the services provided by certain executives and key personnel. Our success in the Native American and charitable gaming markets depends in significant part upon the continued service of certain senior management and other key personnel. In particular, we are materially dependent upon the services of Russell C. Mix, a director of the Company and our President and Chief Executive Officer. We have an employment agreement with both Mr. Mix, but if Mr. Mix should no longer serve the Company it would likely have a materially adverse impact on our business, financial condition and operations. The Company has not secured any “key person” life insurance covering the life of Mr. Mix.

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

     Our officers and directors, together with certain affiliates, possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock. As of February 28, 2005, our officers and directors collectively possess beneficial ownership of 520,553 shares of our common stock, which represents approximately 3.9% of our common stock. Certain other significant shareholders, including Perkins Capital Management, Inc., Ronald E. Eibensteiner, Wayne W. Mills, and D. Bradly Olah, collectively possess beneficial ownership of a total of 6,218,788 shares of common stock, which represents approximately 47.6% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 51.5% of our common stock. This represents a significant and controlling portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.

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

     Our articles of incorporation grant the Company’s board of directors with the power to designate and issue additional shares of common and/or preferred stock. Our authorized capital consists of 100,000,000 shares of capital stock. Pursuant to authority granted by the Company’s articles of incorporation, our board of directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of the common stock offered hereby. Our board of directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our shareholders and may dilute the book value of the Company.

     As of December 31, 2004, we had 12,888,213 shares of common stock outstanding and a further 6,835,719 shares of our common stock had been reserved as follows:

•	2,300,000 shares for issuance under our existing stock option plans, of which options relating to 529,166 shares were outstanding;

•	1,837,773 shares for issuance pursuant to stock option agreements entered into outside of stock option plans; and

•	2,697,946 shares issuable upon the exercise of outstanding warrants.

     In addition to the shares noted above, our board of directors has designated 466,666 of our shares for issuance as “Series A Convertible Preferred Stock.” During the fiscal year ended December 31, 2001, the Company issued 440,000 shares of Series A Convertible Preferred Stock. As of December 31, 2004, shareholders holding 233,333 shares of Series A Convertible Preferred Stock had converted their preferred shares into shares of our common stock. As a result, there remain 206,667 shares of Series A Convertible Preferred Stock outstanding as December 31, 2004, which shares are currently convertible into an additional 466,452 shares of our common stock.

     Our common stock trades only in an illiquid trading market. Trading of our common stock is conducted on the over-the-counter bulletin board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

     There is currently little trading volume in our common stock, which may make it difficult to sell shares of our common stock. In general, there has been very little trading activity in our common stock. Over the past three months, the average daily trading volume (as reported by BigCharts.com and Yahoo Finance) has been approximately 20,000 shares. The relatively small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

     Because it is a “penny stock,” you may have difficulty selling shares of our common stock. Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the foregoing thresholds in the foreseeable future.

     The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions. As a result, there is generally less trading in penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

     We have no intention of paying dividends on our common stock. To date, we have not paid any cash dividends and do not anticipate the payment of cash dividends in the foreseeable future. Accordingly, the only return on an investment in shares of our common stock, if any, may occur upon a subsequent sale of such shares.

Item 2. Description of Property

     The Company currently leases 6,114 square feet of commercial office and warehouse space at 1466 Pioneer Way No. 10, El Cajon, California. The Company pays $4,586 per month for such lease through May 31, 2005; and thereafter will pay $4,747 per month through May 31, 2006, which is the date such lease terminates. Under the terms of the El Cajon lease, the Company also pays $165 per month for water, sewer and HVAC. This location is the main manufacturing and distribution facility for the Company’s Class III games in California. The Company also leases a house located at 288 Bearing Lane, El Cajon, California 92020.

     The Company also leases office space at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota, which it uses as its administrative headquarters, on a month-to-month basis from Corporate Services Group, a company wholly owned by Ronald E. Eibensteiner, the Company’s Chairman of the Board from May 1996 until February 2004. During 2003 and 2004, the Company paid a total of $30,363 and $102,166, respectively, for rent and overhead for this office lease. Finally, for its Class II Oklahoma operations the Company leases a small office space at 7242 East 38th Street, in Tulsa, Oklahoma, on a month-to-month basis.

          The Company believes that these spaces will be adequate for its operations at least for the next year.

Item 3. Legal Proceedings

          The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company’s common stock traded on the pink sheets under the symbol “ONEL.PK” through December 19, 2003. From December 22, 2003, until January 12, 2004, the Company’s common stock traded on the OTC Bulletin Board under the symbol “ONLK.OB.” Since January 12, 2004, the Company’s common stock has traded under the symbol “SGMG.OB.” The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2004 and 2003. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. These quotations are also adjusted to reflect the one-for-three reverse stock split of the Company’s common stock effected on December 2, 2003. Trading in the Company’s capital stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

Year Ended December 31, 2004
	High	Low
First Qtr.	$2.25	$.70
Second Qtr.	3.40	1.70
Third Qtr.	4.50	2.11
Fourth Qtr.	3.90	2.45

Year Ended December 31, 2003
	High	Low
First Qtr.	$.03	$.03
Second Qtr.	.09	.03
Third Qtr.	.15	.03
Fourth Qtr.	.936	.059

     The approximate number of shareholders of record of the Company’s common stock as of March 9, 2005 was 266.

     The Company has never declared or paid a cash dividend on our common stock and does not anticipate paying any cash dividends in the foreseeable future.

     The following table sets forth certain information regarding sales of equity securities by the Company during the calendar year 2004 in transactions which were not registered under the Securities Act of 1933.

Exemption from
Date of Sale	Number of Shares Sold	Persons to Whom Sold	Consideration Paid	Registration Relied Upon
Various dates (1)	1,531,989(1) common shares	24 entities	$1,148,991.75	Regulation 506

3/4/2004	800,000 common shares	Met Games, Inc.	Software	Section 4 (2) of Securities Act

Various dates (2)	Options to purchase 1,222,500 shares of common stock	9 employees and directors of the Company	Services	Section 4 (2) of Securities Act

3/18/2004	Warrants to purchase 83,400 shares of common stock	Feltl and Company	Services related to equity financing	Section 4 (2) of Securities Act and Regulation 506

Various dates (3)	Options to purchase 595,000 shares of common stock	6 consultants	Services	Section 4 (2) of Securities Act and Regulation 506

5/20/2004	Warrants to purchase 200,000 shares of common stock	Pandora Select Partners, L.P.	Convertible note payable proceeds	Section 4 (2) of Securities Act and Regulation 506

5/20/2004	Note payable convertible into 440,000 shares of common stock	Pandora Select Partners, L.P.	Convertible note payable proceeds	Section 4 (2) of Securities Act and Regulation 506

5/20/2004	Warrants to purchase 100,000 shares of common stock	Blake Capital Partners	Services related to debt financing	Section 4 (2) of Securities Act

6/16/2004	50,000 common shares and options to purchase 500,000 shares of common stock	Games of Chance, Inc.	Distribution rights of certain gaming equipment	Section 4 (2) of Securities Act

9/1/2004	5,000 common shares	RaceTown, Inc.	Supplier agreement	Section 4 (2) of Securities Act

9/10/2004	Warrants to purchase 50,000 shares of common tock	Pandora Select Partners, L.P.	Short-term debt financing	Section 4 (2) of Securities Act and Regulation 506

9/10/2004	Warrants to purchase 50,000 shares of common stock	Whitebox Intermarket Partners, L.P.	Short-term debt financing	Section 4 (2) of Securities Act and Regulation 506

				Exemption from
Date of Sale	Number of Shares Sold	Persons to Whom Sold	Consideration Paid	Registration Relied Upon
11/12/2004	1,636,429 common shares and warrants to purchase an additional 1,636,429 shares of common stock	117 Entities	$4,091,072.50	Regulation 506

11/12/2004 and 11/24/04	Warrants to purchase 362,286 shares of common stock	Feltl and Company and The Seidler Companies	Services related to equity financing	Section 4 (2) of Securities Act and Regulation 506

11/24/2004	175,000 common shares and warrants to purchase an additional 175,000 shares of common stock	8 Entities	$437,500	Regulation 506

12/15/2004	70,000 common shares	Streamline Development Company	Certain assets and intellectual property of Streamline Development Company	Section 4 (2) of Securities Act

(1)	From January 16, 2004 through March 22, 2004.

(2)	From March 4, 2004 through December 15, 2004.

(3)	From April 1, 2004 through December 15, 2004.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview:

     Spectre Gaming, Inc. (the “Company” or “Spectre,” “we,” “us” or “ours”) (formerly OneLink, Inc.) was incorporated in Minnesota in June 1990 under the name MarketLink, Inc. At that time, the Company provided telecommunications-based business-intelligence services to client end users. In January 1997, the Company changed its name to OneLink Communications, Inc., and later in June 2000, changed its name to OneLink, Inc. In July 2002, the Company ceased operating its telecommunications-based business, and in December 2002 sold substantially all of its assets. In September 2003, the Company adopted a new business plan focused on providing interactive electronic games to the Native American and charitable gaming markets, and in January 2004 changed its name to Spectre Gaming, Inc. The Company designs and develops networks, software and content that provide its customers with a comprehensive gaming system.

     During the fourth quarter of 2004, the Company began generating revenues for the first time since developing and implementing its new gaming machine and gaming system business. These revenues resulted in gross profits of $18,943 before expenses. During 2004, the Company invested heavily in research and development primarily through a software development transaction with MET Games, Inc. of Oklahoma. The Company increased its selling, general and administrative expenses significantly in 2004 as it built it infrastructure to capitalize on the opportunities in the Native American class II and class III gaming markets. During 2004, the Company raised substantial capital by selling equity in the Company through two private placements and also by issuing notes payable and common stock warrants.

Results of Operations:

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenues. The Company’s revenues for the year ended December 31, 2004 were $82,689 compared to $0 for the year ended December 31, 2003, an increase of 100%. The increase in revenues is the result of the Company starting operations in the Native American and charitable gaming markets on January 1, 2004.

     Cost of Revenues and Gross Profit. The Company’s cost of revenues for the year ended December 31, 2004 was $63,746, compared to $0 for the year ended December 31, 2003, an increase of 100%.

          Gross profit for the year ended December 31, 2004 was $18,943, compared to $0 for the year ended December 31, 2003, an increase of 100% attributable to the initial revenue transactions.

     Research and Product Development Expenses. Research and product development expenses for the year ended December 31, 2004 were $1,045,000, compared to $0 for the year ended December 31, 2003. On March 4, 2004, the Company signed a Software Development Agreement with MET Games, Inc. (“MET”) to purchase certain Linux-based software and technology being developed by MET for the operation of certain gaming computers and systems. Pursuant to the Software Development Agreement, the Company made a $250,000 cash payment to MET and issued 800,000 unregistered and restricted shares of the Company’s common stock. Restrictions on the 800,000 restricted shares were to lapse commensurate with certain milestone achievements. The Company intends to utilize the software as it develops its business opportunities in the Native American Class II and charitable gaming markets. MET is wholly-owned by an individual who became an employee of the Company on March 4, 2004.

     The Company had the right to terminate the Software Development agreement and recover the $250,000 payment and the 800,000 unregistered and restricted shares of the Company’s common stock if MET failed to deliver software meeting the specifications detailed in the agreement or in the event that MET failed to provide the software in accordance with the development schedule detailed in the agreement. Despite this fact, due to the software’s development not having reached technological feasibility on the date of the agreement and the $250,000 cash payment being a significant performance commitment, the Company expensed the cash payment and the value of the common stock ($600,000) as research and development expense. For this purpose, the common stock was valued at $0.75 per share, based upon the price of the Company’s then recently completed private placement.

     The Company and MET executed an amendment to the Software Development Agreement to be effective as of January 24, 2005. The amendment provides for the Company’s acceptance of MET’s non-conforming delivery of the developed software in exchange for MET’s reimbursement to the Company of up to $100,000 for all internal and external costs and expenses related to the Company’s completion of the software and the Company’s access to MET’s office and warehouse space to facilitate such completion. Accordingly, the Company intends to complete the software’s development internally. In connection with the amendment, the Company released the forfeiture restrictions on 100,000 shares of common stock immediately and agreed to release the restrictions on the remaining 700,000 shares commensurate with revised milestone achievements. The amendment did not change the Company’s ownership rights to the completed software. As a result there were no accounting adjustments or revisions attributable to this amendment.

     In December 2004, the Company signed an asset purchase agreement with Streamline Development Company, Inc. (“Streamline”) whereby the Company acquired all of the assets and intellectual property of Streamline. Pursuant to the asset purchase agreement the Company made a $20,000 cash payment and issued 70,000 unregistered shares of the Company’s common stock to Streamline. The shares were valued at the trading price of the Company’s common stock on the day the agreement was executed, $2.50 per share, and charged to research and development expense since the technological feasibility of the assets purchased had not yet been achieved. An additional 280,000 shares of the Company’s common stock are issuable to Streamline upon the achievement of certain milestones. The shares will be expensed over the period the development services are provided, and valued at the trading price of the Company’s common stock, on the day the milestone is completed. Streamline is majority owned by two individuals who became employees of the Company in 2004.

     Other than the expenses related to the MET and Streamline transactions, the Company incurred no research and development expenses in 2004. We expect our research and development expenses to grow over the upcoming periods as we continue focusing on product development and adding development staff.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2004 were $2,586,156, compared to $218,402 for the year ended December 31, 2003, an increase of 1,230%. The increases in expense primarily resulted from the Company commencing operations in the Native American and charitable gaming markets. In this regard, the Company hired employees and engaged consultants which significantly increased these expenses for fiscal 2004. Selling, general and administrative expense for the year ended December 31, 2004 includes $431,451 of expense related to options and warrants granted to consultants. The Company anticipates that selling, general and administrative expenses will increase in 2005 as compared to 2004 as it continues to execute on its business strategy.

     Other Expense. Other expense was $781,978 for the year ended December 31, 2004, compared to no expense for the year ended December 31, 2003. The increase in other expense is primarily due to interest on notes payable to Pandora Select Partners, L.P. and Whitebox Intermarket Partners L.P. along with the amortization of the associated debt issuance costs and the amortization of the original issue discount.

     Net Loss. The Company incurred a net loss of $4,394,191 for the year ended December 31, 2004, compared to a net loss of $218,402 for the prior year. These increased net losses for 2004 as compared to 2003 are primarily the result of the Company commencing operations in the Native American and charitable gaming markets which involve significant increases in employee and consulting expense and the expensed consideration given in the MET and Streamline transactions. The net loss also includes net interest expense of $781,978 for the year ended December 31, 2004.

     Liquidity and Capital Resources. The Company had positive working capital of $2,660,953 and $259,749 at December 31, 2004 and 2003, respectively. During 2004, cash used in operations was $4,386,270, and the primary uses of cash were to fund the Company’s net loss, acquire inventory and to prepay license fees. These uses were partially offset by an increase in accounts payable, payroll and related taxes and accrued expenses and non-cash charges related to common stock, stock options and warrants issued for services. For the year ended December 31, 2003, the primary use of cash was to fund the Company’s net loss partially offset by a decrease in prepaid expenses and increases in accounts payable, payroll and related taxes and accrued expenses.

     Cash used in investing activities was $845,475 and $0 for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2004 the Company used cash for capital expenditures, primarily at its El Cajon, California location.

     Cash provided by financing activities was $7,339,350 and $468,703 for the years ended December 31, 2004 and 2003, respectively. In November 2003, the Company began a private placement which ended in March 2004. A majority of the sales of the Company’s common stock in this private placement occurred after December 31, 2003. In the private placement, the Company sold a total of 1,796,829 shares of its common stock (of which 1,531,989 were sold in 2004) for a per-share price of $0.75 (i.e., raising a gross total of $1,347,626, $1,148,996 of which was raised in 2004). The Company used an agent for a portion of these sales. As a fee, the Company paid the agent $62,550 in cash and issued the agent fully-vested five-year warrants to purchase up to 83,400 shares of the Company’s common stock for an exercise price of $0.75 per share. In addition, the Company incurred legal fees and other expenses of $19,407 related to this private placement.

     In November, 2004, the Company closed on a private placement of 1,811,429 units, each unit consisting of one share of common stock and a five-year warrant to purchase one additional share of common stock at a purchase price of $3.75 per share. The per-unit price was $2.50 (i.e., raising a gross total of $4,528,573). The Company used two agents in completing the sale of the units in the November 2004 private placement. As a fee, the Company paid the agents an aggregate of $362,286 in cash, and issued the agents fully-vested five-year warrants to purchase up to 181,143 units for an exercise price of $2.50 per unit. In addition, the Company incurred legal fees and other expenses of $70,898 related to this private placement.

     On September 30, 2003, the Company completed the private placement of 3,841,333 shares of the Company’s common stock. Total proceeds from the private placement totaled $272,480, of which $130,480 was received in cash, $42,000 was a conversion of loans payable to related parties and $100,000 was received as stock subscriptions receivable.

     On May 20, 2004, the Company received $1,100,000 in a convertible debt investment from Pandora Select Partners, L.P. (“Pandora”). The note was payable in interest only, at 10% per annum, through August 20, 2004, and thereafter is payable in equal monthly installments over the next 15 months. The note is convertible by Pandora into common stock of Spectre at $2.50 per share, and allows Spectre, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share equal to 90% of the average closing bid price of the common stock over the 30 trading days immediately preceding the payment date. In connection with the financing, Spectre paid a 3% origination fee, issued a fully-vested five-year warrant for the purchase of 200,000 shares of Spectre’s common stock at $2.50 per share, and granted Pandora a security interest in the Company’s assets. In addition, Spectre agreed to file a registration statement by November 3, 2004 with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the note and warrant issued to Pandora, and cause the same to be declared effective by February 1, 2005. The registration statement was declared effective on January 24, 2005. In connection with the financing, the Company also paid a finder’s fee to Blake Capital Advisors, LLC (“Blake”), a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company, of $50,000 and issued a fully-vested five-year warrant for the purchase of 50,000 shares of the Company’s common stock at $2.50 per share and a fully-vested five-year warrant for the purchase of 50,000 shares at $3.00 per share. Net cash received by the Company after paying the finders fee, origination fee and legal cost of the lender of $10,000 was $1,007,000.

     On September 10, 2004, the Company issued two $750,000 promissory notes accruing interest at 10% per annum. One note was issued to Pandora and the other note was issued to Whitebox Intermarket Partners L.P. (“Whitebox”). The notes are payable interest only through March 10, 2005, at which time the principal is due. In connection with the financing, Spectre paid a 3% origination fee, issued fully-vested five-year warrants for the purchase of 50,000 shares of Spectre’s common stock at $3.00 per share to both Pandora and Whitebox, and granted Pandora and Whitebox security interests in the Company’s assets. In addition, Spectre agreed to file a registration statement by November 3, 2004 with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the warrants issued to Pandora and Whitebox, and cause the same to be declared effective by February 1, 2005. The registration statement was declared effective on January 24, 2005. Net cash received by the Company after paying the origination fee and legal costs of the lenders of $5,000 was $1,450,000.

     On March 10, 2005, the Company signed amendments to the two $750,000 secured promissory notes with Pandora and Whitebox. The amendments extend the due date of the notes to June 10, 2005, which date can be further extended by the Company to September 10, 2005. As part of the amendment the Company agreed to maintain assets whose value equals or exceeds the principal interest amounts then owned under the notes. For purposes of valuing the assets for compliance under this provision, the Company’s cash shall be valued at 100%, the Company’s accounts receivable shall be valued at 80% and the Company’s inventory and fixed assets shall be valued at 50% of their book value. As consideration for the amendments, the Company paid Pandora and Whitebox each $18,750. If the Company elects to extend the notes to September 10, 2005, Pandora and Whitebox will each be entitled to a 2.5% origination fee on the then outstanding principal amount of their respective note.

     On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company was obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license-fee charges of $187,500, by June 30, 2004. As of December 31, 2004, the Company had not taken delivery of any of the products that include the license fee charges and therefore the minimum license fee charge is included in prepaid expenses at December 31, 2004.

     The Company expects to spend a significant amount on capital equipment purchases over the next twelve months, primarily as it places its gaming machines in Native American and charitable gaming facilities. The Company expects that it will use debt and/or equity financing to purchase this equipment.

     The following summarizes the Company’s contractual obligations at December 31, 2004. (See Notes 10, 11, 15).

		1 Year or
	Total	Less	1-3 Years	4-5 Years	Over 5 Years
Convertible note payable	$819,922	$819,922	$—	$—	$—
Short-term debt	1,500,000	1,500,000	—	—	—
Operating leases	105,397	73,812	30,180	1,405	—

Total	$2,425,319	$2,393,734	$30,180	$1,405	$—

     During 2004, and 2003, we did not pay or declare any cash dividends and do not intend to pay any cash dividends in the near future.

     The Company anticipates that it will expend significant resources in 2005 acquiring machines to be placed in casinos on a participation basis. Once placed in a casino these machines are transferred to fixed assets.

     Management believes that its cash should be sufficient to satisfy its cash requirements through May 2005. The Company will need to obtain additional cash to meet its needs, including repaying the notes described above, beyond that period and has been actively pursuing additional debt and equity financing.

Off-Balance-Sheet Arrangements

     The Company has no off-balance-sheet arrangements.

New Accounting Pronouncements

     In December 2003, FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers. The Company does not expect the adoption of FIN 46R to have a material effect on its financial statements.

     In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

     In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

     In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model. FASB No. 123R is effective for small business issuers as of the beginning of interim or annual reporting periods that begin after December 15, 2005. The Company will adopt SFAS No. 123R in its first fiscal 2006 quarter. The impact of SFAS No. 123R has not been determined by the Company.

Critical Accounting Estimates

     Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) property, plant and equipment, (c) inventory and (d) the valuation of stock-based compensation awarded. The Company derives its gaming revenues primarily two ways, outright sales of machines to customers, and participation arrangements with its Native American customers. Revenue for machine sales is recorded upon shipment. Under the participation arrangements, the Company retains ownership of the equipment installed at a customer site and receives revenue based on a percentage of the hold per day generated by each gaming system, which is generally considered both realizable and earned at the end of each gaming day. The Company accounts for the participation agreements as operating leases. Property, equipment and leasehold improvements and leased gaming equipment were stated at cost. Depreciation of an asset was recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Inventory, which consist principally of gaming products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market. The Company uses the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options and stock based compensation. The Company uses Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” to value options and warrants issued to non-employees. Management’s estimates of the fair value of each option and warrant granted is calculated using the Black-Scholes pricing model with weighted-average assumptions including risk free interest rate, expected life of options granted, expected volatility range, and expected dividend yield.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors of
Spectre Gaming, Inc. (Formerly OneLink, Inc.)
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Spectre Gaming, Inc. (formerly OneLink, Inc.) as of December 31, 2004 and 2003, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectre Gaming, Inc. (formerly OneLink, Inc.) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had net losses for the years ended December 31, 2004 and 2003, had an accumulated deficit at December 31, 2004 and does not have adequate liquidity to fund its operations through out fiscal 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this condition.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
February 3, 2005 (except as to Note 17, as to which the date is March 10, 2005)

Spectre Gaming, Inc.
Balance Sheets

	As of December 31,
	2004	2003

ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$2,431,280	$323,675
Accounts receivable	7,347	—
Inventory	2,530,683	—
Prepaid license fees	187,500	—
Deposits	51,258	—
Prepaid expenses	36,939	40,461

Total current assets:	5,245,007	364,136

Property, equipment and leasehold improvements, net	77,677	—
Leased gaming equipment, net	734,720	—
Other assets	213,587	—

Total Assets:	$6,270,991	$364,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible note payable, net	$354,134	$—
Short-term debt, net	1,373,611	—
Accounts payable	687,518	42,907
Accrued payroll and related taxes	—	3,942
Accrued expenses	168,791	57,538

Total current liabilities:	2,584,054	104,387

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 100,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares—466,666
Issued and outstanding shares:
206,667 and 440,000 shares at December 31, 2004 and 2003, respectively ($310,000 and $660,000 liquidation preference at December 31, 2004 and 2003, respectively)	2,067	4,400
Common stock, par value $.01 per share:
Authorized shares—13,333,333
Issued and outstanding shares:
12,888,213 and 8,093,198 at December 31, 2004 and 2003, respectively	128,882	80,932
Additional paid-in capital	25,087,624	16,388,237
Accumulated deficit	(20,608,011)	(16,213,820)
Deferred equity compensation	(923,625)	—

Total shareholders’ equity:	3,686,937	259,749

Total liabilities and shareholders’ equity:	$6,270,991	$364,136

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Operations

	For the Years ended December 31,
	2004	2003

REVENUE:
Gaming revenue - sales	$71,670	$—
Gaming revenue - participation and lease	11,019	—

Total revenue	82,689	—

Cost of revenues	63,746	—

Gross profit	18,943	—

OPERATING EXPENSES:
Research and development	1,045,000	—
Selling, general and administrative	2,586,156	218,402

Total Operating Expenses:	3,631,156	218,402

Operating loss	(3,612,213)	(218,402)

OTHER INCOME (EXPENSE):
Interest income	11,331	—
Interest expense	(793,309)	—

Net Loss:	$(4,394,191)	$(218,402)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.42)	$(0.05)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	10,578,101	4,072,188

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Shareholders’ Equity

	Series A Convertible				Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid-In	Equity	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31, 2002	440,000	$4,400	3,287,084	$32,871	$16,191,517	$—	$(15,995,418)	$9,448
Cash payments related to reverse stock split	—	—	(59)	(1)	(34)	—	—	(35)
Sale of common stock, net of issuance costs	—	—	4,106,173	41,062	385,676	—	—	426,738
Conversion of related party debt to common stock	—	—	700,000	7,000	35,000	—	—	42,000
Cancellation of stock- subscription receivable	—	—	—	—	(223,922)	—	—	—
Net loss	—	—	—	—	—	—	(218,402)	(218,402)

Balance at December 31, 2003	440,000	4,400	8,093,198	80,932	16,388,237	—	(16,213,820)	259,749
Sale of common stock, net of issuance costs	—	—	3,343,418	33,434	5,128,994	—	—	5,162,428
Conversion of preferred stock to common stock	(233,333)	(2,333)	526,597	5,266	(2,933)	—	—	—
Issuance of common stock for purchased research and development	—	—	870,000	8,700	766,300	—	—	775,000
Issuance of common stock for distribution agreements	—	—	55,000	550	111,950	—	—	112,500
Issuance of options and warrants for services	—	—	—	—	1,355,076	(1,355,076)	—	—
Amortization of deferred equity compensation	—	—	—	—	—	431,451	—	431,451
Issuance of stock warrants related to notes payable	—	—	—	—	1,000,000	—	—	1,000,000
Beneficial conversion of note payable	—	—	—	—	340,000	—	—	340,000
Net and comprehensive loss	—	—	—	—	—	—	(4,394,191)	(4,394,191)

Balance at December 31, 2004	206,667	$2,067	12,888,213	$128,882	$25,087,624	$(923,625)	$(20,608,011)	$3,686,937

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Cash Flows

	For the Years ended December 31,
	2004	2003

Operating activities
Net loss	$(4,394,191)	$(218,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,078	—
Common stock issued for purchased research and development	775,000	—
Common Stock issued for distribution agreements	112,500	—
Stock options and warrants issued for services	431,451	—
Amortization of original issue discount	522,823	—
Amortization of debt issuance costs	161,063	—
Changes in operating assets and liabilities:
Accounts receivable	(7,347)	—
Inventory	(2,530,683)	—
Deposits	(51,258)	—
Prepaid license fees	(187,500)	—
Prepaid expenses	3,522	20,066
Other Assets	(6,650)	—
Accounts payable, payroll and related taxes and accrued expenses	751,922	49,962

Net cash used in operating activities:	(4,386,270)	(148,374)

Investing activities
Purchases of property, equipment and leasehold improvements	(94,742)	—
Purchases of leased gaming equipment	(750,733)	—

Net cash used in investing activities:	(845,475)	—

Financing activities
Debt financing costs	(143,000)	—
Proceeds from sale of common stock, net of issuance costs	5,162,428	426,738
Proceeds from notes payable and common stock warrants issued	2,600,000	—
Proceeds from loans payable – related parties	—	47,000
Payments on notes payable	(280,078)	—
Cash payments for reverse stock split	—	(35)
Payments on loans payable – related parties	—	(5,000)

Net cash provided by financing activities:	7,339,350	468,703

Increase in cash and cash equivalents	2,107,605	320,329
Cash and cash equivalents at beginning of year	323,675	3,346

Cash at end of year:	$2,431,280	$323,675

Supplemental cash flow information
Cash paid for interest	$98,190	$—

Warrants issued for service relating to debt issuance	225,000	—
Conversion of loans payable — related parties to common stock	—	42,000
Cancellation of stock-subscription receivable and contingent note payable	—	223,922

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Notes to Financial Statements
For the years ended December 31, 2004 and 2003

1. Description of Business

     Spectre Gaming, Inc. (the “Company” or “Spectre,” “we,” “us” or “ours”) (formerly OneLink, Inc.) was incorporated in Minnesota in June 1990 under the name MarketLink, Inc. At that time, the Company provided telecommunications-based business-intelligence services to client end users. In January 1997, the Company changed its name to OneLink Communications, Inc., and later in June 2000, changed its name to OneLink, Inc. In July 2002, the Company ceased operating its telecommunications-based business, and in December 2002 sold substantially all of its assets. In September 2003, the Company adopted a new business plan focused on providing interactive electronic games to the Native American and charitable gaming markets, and in January 2004 changed its name to Spectre Gaming, Inc. The Company designs and develops networks, software and content that provide its customers with a comprehensive gaming system. The Company has begun placing its gaming machines on casino floors.

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the years ended December 31, 2004 and 2003, had an accumulated deficit at December 31, 2004 and does not have adequate liquidity to fund its operations through out fiscal 2005. The financial statements do not include any adjustments that might result from the outcome of this condition.

     The Company, as noted above, is now pursuing business opportunities in the Native American and charitable gaming markets. To fund these business opportunities, the Company has engaged in debt and equity financing (see Notes 6, 10, 11, and 12). The Company anticipates engaging in additional debt and equity financing in the future. Nevertheless, there can be no assurance the Company will raise the necessary capital to fund its business.

2. Summary of Accounting Policies

     Revenue Recognition . The Company derives its gaming revenues primarily two ways, outright sales of machines to customers, and participation arrangements with its Native American customers. Revenue for machine sales is recorded upon shipment and upon the expiration of any applicable trial periods granted to the customer. Under the participation arrangements, the Company retains ownership of the equipment installed at a customer site and receives revenue based on a percentage of the hold per day generated by each gaming system, which is generally considered both realizable and earned at the end of each gaming day. The Company accounts for the participation agreements as operating leases.

     The Company records amounts being charged to customers for shipping and handling as sales in accordance with Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs incurred by the Company are included in cost of goods sold.

     In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company used the above criteria to determine whether revenue could be recognized, and is recognizing revenue in accordance with SAB 104.

     Cash and Cash Equivalents. The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

     Accounts Receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. No allowance was considered necessary at December 31, 2004 and 2003, respectively.

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

     Inventory. Inventory, which consists principally of gaming products and related materials, is stated at the lower of cost (determined on the first-in, first-out method) or market. At December 31, 2004 the Company had $652,114 of finished goods inventory and $1,878,569 of spare parts and gaming cabinets.

     Prepaid License Fees. Prepaid license fees relate to licenses associated with the themes of certain gaming machines which are licensed from unrelated parties. Under participation agreements and upon the placement of the machines into service, the Company will begin amortizing the licenses over the estimated useful life of the pertinent machines of 3 years.

     Deposits. Deposits primarily relate to the prepayment of machines ordered which have not been received as of December 31, 2004 and deposits placed on corporate credit cards. Upon receipt of the machines, deposits of $28,394 will be reclassified into inventory.

     Leased Gaming Equipment and Property, Equipment and Leasehold Improvements. Leased gaming equipment and property, equipment and leasehold improvements were stated at cost. Gaming machines placed with customers under participation arrangements are included in leased gaming equipment. Depreciation of an asset was recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Sales and retirements of depreciable property were recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations. Depreciation and amortization expense on leased gaming equipment and property, equipment and leasehold improvements was $33,078 and $0 for the years ended December 31, 2004 and 2003, respectively.

     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal.

     Debt Issuance Costs. The Company capitalizes debt issuance costs and amortizes the costs over the life of the loan using the straight-line method, which approximates the interest method. The capitalized costs related to the convertible debt investment from Pandora Select Partners LP (“Pandora”) in May 2004 include the origination fee paid to Pandora of $33,000, the $50,000 cash paid to Blake Capital Advisors, LLC (“Blake”), the value of the warrants issued to Blake and $10,000 of legal fees, and are included in other assets in the financial statements. The warrants issued to Blake were valued at $225,000 using the Black-Scholes pricing model. The capitalized costs related to the loans from Pandora and Whitebox Intermarket Partners LP in September 2004 include the origination fee paid of $45,000 and $5,000 of legal fees. At December 31, 2004 , the Company had debt issuance costs of $206,937 classified as other assets on the balance sheet. Amortization expense of the debt issuance costs for the years ended December 31, 2004 and 2003 was $161,063 and $0, respectively. Estimated amortization for debt issuance costs is $206,937 for the year ending December 31, 2005.

     Fair Value of Financial Instruments. The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short maturity of these instruments.

     Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any internal software development costs, since such costs have not been significant and the products are released shortly after technological feasibility. Research and development expense was $1,045,000 and $0 for the years ended December 31, 2004 and 2003, respectively, for research and development purchased during the year.

     Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the years ended December 31, 2004 and 2003. (See Note 7)

     Advertising Expense. Advertising costs are charged to operations when incurred. Advertising expense was $99,655 and $0 for the years ended December 31, 2004 and 2003, respectively.

Employees

     Stock-Based Compensation. In accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation”, using the Black-Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, “Accounting for Stock Based Compensation.”

     The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants issued to employees. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	Year Ended December 31,
	2004	2003
Net loss:
As reported	$(4,394,191)	$(218,402)
Pro forma	(4,925,051)	(251,596)

Basic and diluted net loss per common share
As reported	$(0.42)	$(0.05)
Pro forma	(0.47)	(0.06)

Stock-based compensation
As reported	$—	$—
Pro forma	530,860	33,194

     The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Year Ended December 31,
	2004	2003
Risk Free interest rate	3.04%	3.12%
Expected life	5.09 years	4.7 years
Expected volatility	640%	469%
Expected dividends	0%	0%

Non-employees

     During the years ended December 31, 2004 and 2003, the Company has issued options and warrants to purchase 1,095,000 shares and 16,666 shares, respectively of the Company’s common stock to non-employees, mostly consultants, with exercise prices ranging from $0.75 per share to $3.30 per share and expiring at various times through June 2014. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options on the earlier of the date a performance commitment is met or the date the performance is complete. Of the options issued to non-employees, 500,000 are earned and vest as specific milestones are achieved as described in the agreement. At December 31, 2004 and 2003, $4,500 and $0, respectively, had been recorded for expense of these options. The Company valued other non-vested options and warrants subject to performance and issued to non-employees at $1,550,000 and $0, using the Black-Scholes pricing model, and cancelled options with a value of $194,924 and $0, for the years ended December 31, 2004 and 2003, respectively. The Company recorded expense of $431,451 and $0 for the years ended December 31, 2004 and 2003, respectively, in accordance with EITF 96-18.

     Income Taxes. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the temporary differences between the financial and income tax reporting bases of assets and liabilities.

     Reclassifications. Certain accounts in the prior years financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statement. These reclassifications had no effect on the net loss or shareholders’ equity.

     Recent Accounting Pronouncements. In December 2003, FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December

15, 2004 for enterprises that are small business issuers. The Company does not expect the adoption of FIN 46R to have a material effect on its financial statements.

     In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

     In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

     In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of interim or annual reporting periods that begin after December 15, 2005. The Company will adopt SFAS No. 123R in its first fiscal 2006 quarter. The impact of SFAS No. 123R has not been determined by the Company.

3. Asset Acquisition

     In December 2004, the Company signed an asset purchase agreement with Streamline Development Company, Inc. (“Streamline”) whereby the Company acquired all of the assets and intellectual property of Streamline. Pursuant to the agreement the Company made a $20,000 cash payment and issued 70,000 unregistered shares of the Company’s common stock to Streamline. The shares were valued at the trading price of the Company’s common stock on the day the agreement was executed, $2.50 per share, and charged to research and development expense since the technological feasibility of the assets purchased had not yet been achieved. An additional 280,000 shares of the Company’s common stock will be issued to Streamline upon the achievement of certain development milestones. The shares will be expensed as development occurs, and valued at the trading price of the Company’s common stock, on the day the milestone is completed. Streamline is majority owned by two individuals who became employees of the Company in 2004.

     When the Company acquires technology from another entity, the purchase price is allocated, as applicable, between purchased in-process research and development expense (“IPR&D”), other identifiable intangible assets and net tangible assets. The Company’s policy defines IPR&D as the value assigned to those projects for which related products have not reached technological feasibility and have no alternative future use. The Company has charged to research and development expense the consideration paid to Streamline because the assets acquired have not yet reached technological feasibility.

     Streamline is majority owned by two individuals who became employees of the Company in 2004.

4. Property, Equipment and Leasehold Improvements and Leased Gaming Equipment

     At December 31, 2004 and 2003, the Company’s leased gaming equipment and property, equipment and leasehold improvements consisted of the following:

			Estimated
	2004	2003	Useful Lives
Furniture and equipment	$34,440	$—	3-5 years
Leasehold improvements	60,302	—	12-24 months

Total property, equipment and leasehold improvements	94,742	—
Less accumulated depreciation	(17,065)	—

Total property, equipment and leasehold improvements, net	$77,677	$—

Leased gaming equipment	$750,733	$—	3 years
Less accumulated depreciation	(16,013)	—

Total leased gaming equipment	$734,720	$—

     Leased gaming equipment includes machines leased under participation arrangements that are at customer facilities.

5. Contingent Shareholder Notes Payable

     In January 1994, the Company acquired 73,121 shares of common stock from two shareholders for $6.54 per share by issuing promissory notes totaling $478,212 which bear interest at 6%. These shares have been canceled and retired. Under the terms of the notes, payments shall be made when, and only if, the Company receives payments for the exercise of options under its 1994 Stock Option Plan until the notes are paid in full. The Company is required to use 100% of any cash proceeds resulting from the exercise of options under the 1994 Stock Option Plan to pay down these obligations until the notes are satisfied. As of December 31, 2004 and 2003, there were no options outstanding under the 1994 Stock Option Plan and as of December 31, 2004 the 1994 Stock Option Plan has expired. Consequently, no liability has been recorded in the financial statements. No principal or interest payments were made on these promissory notes in 2004 and 2003.

     During December 1999, the Company sold 37,808 shares of common stock and received a stock-subscription receivable for $226,852 from one of the note holders. The receivable was payable when payments on the contingent shareholder notes payable are made by the Company. The outstanding balance on the stock — subscription receivable earns interest at 6%. There were no payments made in 2004 or 2003. In December 2003, when the principal balance of the subscription receivable was $223,922, the Company and one of the note holders, with an original principal amount of $232,707, agreed to offset the remaining balance of the note against the subscription receivable from the note holder. The agreement released the Company from its obligations under the note, released the note holder from their obligations under the subscription agreement and related stock pledge agreement, and mutually released both parties from any and all claims by the other party.

     The principal balance of the contingent promissory notes was $0 and $238,939 at December 31, 2004 and 2003, respectively.

6. Shareholders’ Equity

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

Common Stock

     During December 1999, the Company sold 37,808 shares of common stock and received a stock-subscription receivable for $226,852. The receivable was payable when payments on the contingent shareholder notes payable were made by the Company (see Note 5). The outstanding balance on the stock-subscription receivable earned interest at 6%. There were no payments made in 2003 or 2002. In December 2003, the Company agreed to offset the remaining balance of the subscription receivable against the contingent shareholder notes payable (see Note 5). The agreement released the Company from its obligations under the note, released the note holder from their obligations under the subscription agreement and related stock pledge agreement, and mutually released both parties from any and all claims by the other party.

     In September 2003, the Company sold 3,841,333 shares of common stock for gross proceeds of $230,480, and issued 700,000 shares in satisfaction of $42,000 of debt to related parties.

     In November 2003, the Company began a private placement which ended in March 2004 (the “Offering”). A majority of the sales of the Company’s common stock occurred after December 31, 2003. In the Offering, the Company sold a total of 1,796,829 shares of its common stock (of which 1,531,989 were sold in 2004) for a per share price of $0.75 (i.e., raising a gross total of $1,347,626, $1,148,996 of which was raised in 2004). The Offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended. The Company raised funds in this private placement in anticipation of entering into the business of developing, manufacturing, distributing and servicing gaming machines, primarily for the Native American and charitable gaming markets. The Company used an agent for a portion of these sales. As a fee, the Company paid the agent $62,550 in cash which was accounted for as a reduction of gross proceeds, and issued the agent fully-vested five-year warrants to purchase up to 83,400 shares of the Company’s common stock for an exercise price of $0.75 per share. In addition, the Company incurred legal fees and other expenses of $19,407 related to the Offering.

     In November, 2004, the Company closed on a private placement (the “Second Offering”) of 1,811,429 Units (“Units”), each consisting of one share of common stock, par value $.01 per share, and five-year warrants to purchase one additional share of common stock at a purchase price of $3.75 per share. The per-Unit price was $2.50 (i.e., raising a gross total of $4,528,573). The Company used two agents in completing the sale of the Units in the Second Offering. As a fee, the Company paid the agents $362,286 in cash, and issued the agents fully-vested five-year warrants to purchase up to 181,143 Units for an exercise price of $2.50 per Unit. In addition, the Company incurred legal fees and other expenses of $70,898 related to the Second Offering.

Preferred Stock

     During the year ended December 31, 2001, the Company sold 440,000 shares of Series A Convertible Preferred Stock and received net proceeds of $615,133. The preferred stock has voting rights identical to common stock. In the event of liquidation, the Series A Preferred Shareholders receive a liquidation preference. Although no dividends are required with respect to the Series A Preferred Stock, no dividend shall be paid on any shares of common stock unless comparable dividends are paid on the Series A Preferred Stock.

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

     In June 2004, holders of 200,000 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 451,369 shares of the Company’s $.01 par value common stock. In July 2004, holders of an additional 33,333 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 75,228 shares of the Company’s $.01 par value common stock. At December 31, 2004 there were outstanding 206,667 shares of Series A Convertible Preferred Stock which were convertible into an aggregate of 466,452 shares of the Company’s common stock with a liquidation preference of $310,000.

7. Warrants and Stock Options

     During 2003, 16,666 five-year warrants were issued to a consultant and none were exercised. The warrants issued to the consultant are earned and vest as the consultant achieves milestones as described in the consulting agreement. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the warrants as the milestones are achieved. At December 31, 2004 and 2003, no expense has been recorded related to these warrants as no milestones were achieved.

     At December 31, 2004, the Company had 2,697,946 warrants outstanding with exercise prices ranging from $0.75 to $8.82. The warrants expire serially through November 2009.

     The Company established a stock option plan in 1999 (“1999 Stock Option Plan”) to provide incentives to directors and officers and under which 300,000 shares of common stock have been reserved for issuance. The options can only be non-qualified stock options and are valued at the fair market value of the common stock on the date of grant unless otherwise determined by the plan administrator, in which case the option may not be less than 85% of the fair market value of the common stock on the date of grant.

     During 2003, the Company issued options for 16,667 shares of common stock to a director that were subject to the shareholders of the Company approving an increase in the number of shares reserved for issuance under the 1999 Stock Option Plan and were not considered outstanding at December 31, 2003. In August 2004, the shareholders approved an increase in the number of shares reserved for issuance under the 1999 Stock Option Plan to 300,000 shares.

     The Company established a stock option plan in 2004 (“2004 Stock Option Plan”) to provide incentives to employees, directors, officers and consultants and under which 2,000,000 shares of common stock have been reserved for issuance. The options can be either incentive stock options or non-statutory stock options and are valued at the fair market value of the stock on the date of grant. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of non-statutory options may not be less than 100% of the fair market value of the stock on the date of grant.

     During 2004, the Company issued options for 2,005,000 shares of the Company’s common stock outside of the Company’s stock option plans.

     At December 31, 2004, the Company had 327,772 exercisable options outstanding with a weighted-average exercise price of $1.00, and a weighted-average remaining contractual life of 8.9 years. At December 31, 2003, the Company had 172,774 exercisable options outstanding with a weighted-average exercise price of $0.65, and a weighted-average remaining contractual life of 9.2 years.

     The weighted-average grant date fair market value of options granted during the year ended December 31, 2004 and 2003 was $2.18 and $0.24, respectively.

     The following table summarizes options and warrants to purchase shares of the Company’s common stock:

		Weighted			Weighted
		Average	Range of		Average Exercise
		Exercise Price	Option		Price
	Options	Per Share of	Exercise	Warrants	Per Share of
	Outstanding	Options	Price	Outstanding	Warrants

Balance at December 31, 2002	269,606	$4.62	$3.00 to $10.50	61,659	$4.50
Granted	199,999	.35	$0.15 to $0.75	16,666	.75
Canceled/expired	(250,998)	4.67	$3.00 to $10.50	(4,000)	3.74

Balance at December 31, 2003	218,607	.67	$0.15 to $6.00	74,325	3.71
Granted	2,334,167	2.18	$0.75 to $3.50	2,657,115	3.41
Canceled/expired	(185,835)	2.25	$2.00 to $3.09	(33,494)	4.47

Balance at December 31, 2004	2,366,939	$2.04	$0.15 to $6.00	2,697,946	$3.41

     The following table summarizes information about stock options outstanding at December 31, 2004:

	Options outstanding
		Weighted-		Options exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.15	133,333	8.75	$0.15	133,333	$0.15
$0.75	83,333	8.88	0.75	41,666	0.75
$1.50	600,000	9.23	1.50	120,000	1.50
$2.00	220,831	3.79	2.00	20,831	2.00
$2.15	300,000	9.42	2.15	—	N/A
$2.40 - $2.50	782,500	8.13	2.48	—	N/A
$2.70 - $3.00	30,276	4.13	2.75	5,276	3.00
$3.20 - $3.50	210,000	7.14	3.28	—	N/A
$6.00	6,666	4.70	6.00	6,666	6.00

$0.15 to $6.00	2,366,939	8.08	$2.04	327,772	$1.00

8. Software

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

     The Company has the right to terminate the agreement and recover the $250,000 payment and 800,000 unregistered, restricted shares of the Company’s common stock if MET fails to deliver software that meets the specifications detailed in the agreement or in the event that MET fails to provide the software in accordance with the development schedule detailed in the agreement. Despite this fact, due to the development of the software not having reached technological feasibility on the date of the agreement and the $250,000 cash payment being a significant performance commitment, the Company expensed the cash payment and the value of the common stock, $600,000, as research and development expense. For his purpose, the common stock was valued at $0.75 per share, based upon the price of the Company’s then recently completed private placement.

     MET is wholly-owned by an individual who became an employee of the Company on March 4, 2004.

     On February 3, 2005, the Company and MET Games, Inc. executed an amendment to the Software Development Agreement to be effective January 24, 2005. (See Note 17)

9. Distribution Agreement

     In June 2004, the Company signed a distribution agreement to become the exclusive distributor of Games of Chance, Inc. (“GOC”). Under the terms of the five-year agreement the Company will issue an aggregate of 200,000 shares of the Company’s common stock, 50,000 shares of which were issuable upon the signing of the agreement with the remaining 150,000 shares issuable in five 30,000-share installments on each of the five anniversaries of the agreement. The shares issued upon the signing of the agreement were expensed at $100,000, their current value on the date of the agreement. In addition, GOC received an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The options vest in increments of 25,000 shares as the Company places or sells 500 GOC machines. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options as the machines are sold. At December 31, 2004 and 2003, $4,500 and $0 had been recorded for expense of these options. As of December 31, 2004, the Company had placed 36 GOC machines. Upon signing the Company also paid GOC $15,000 related to prior expenses incurred by GOC on behalf of the Company.

     In connection with the distribution agreement the Company signed a five-year consulting agreement (“Consulting Agreement”) with Barry Quick, the spouse of the President of GOC. The Consulting Agreement calls for monthly payments to Mr. Quick of $10,000 and is terminable, without penalty, for cause or non-performance.

10. Convertible Note Payable

     On May 20, 2004, the Company received $1,100,000 in a convertible debt investment from Pandora Select Partners, L.P. (“Pandora”). The note was payable in interest only, at 10% per annum, through August 20, 2004, and thereafter is payable in equal monthly installments over the next 15 months. The note is convertible by Pandora into common stock of Spectre at $2.50 per share, and allows Spectre, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share equal to 90% of the average closing bid price of the common stock over the 30 trading days immediately preceding the payment date. In connection with the financing, Spectre paid a 3% origination fee, issued a fully-vested five-year warrant for the purchase of 200,000 shares of Spectre’s common stock at $2.50 per share, and granted Pandora a security interest in the Company’s assets. The gross proceeds of $1,100,000 were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount, the fair value of the warrants and the beneficial conversion of the note into common stock as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the promissory note using the straight-line method, which approximates the interest method. The note is convertible by the holder any time in whole or in part upon written notice to the Company. Such conversion is limited to the extent the holders beneficial ownership interest would exceed 4.99% of outstanding common stock at conversion. In addition, Spectre agreed to file a registration statement by November 3, 2004, which date was extended to November 30, 2004, with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the note and warrant issued to Pandora, and cause the same to be effective by February 1, 2005. The Company filed the registration statement on November 30, 2004 and the registration statement was declared effective on January 24, 2005. In connection with the financing, the Company also paid a finder’s fee to Blake Capital Advisors, LLC (“Blake”), a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company, of $50,000 and issued a fully-vested five-year warrant for the purchase of 50,000 shares of the Company’s common stock at $2.50 per share and a fully-vested five-year warrant for the purchase of 50,000 shares at $3.00 per share, and paid legal fees of $10,000. The fees and the value of the warrants were recorded as deferred financing costs and will be amortized over the life of the convertible debt.

     The allocation of the gross proceeds of the convertible note payable is summarized below as of December 31, 2004:

Convertible note payable, total borrowed	$1,100,000
Value of 200,000 warrants allocated to additional paid in capital	(450,000)
Value of beneficial conversion of note payable allocated to additional paid in capital	(340,000)

Convertible note payable, net of original issue discount	310,000
Amortization of original issue discount	324,212
Principal payments on convertible note	(280,078)

Convertible note payable, net	$354,134

11. Short-term Debt

     On September 10, 2004, the Company issued two $750,000 10% promissory notes. One note was issued to Pandora Select Partners, L.P. (“Pandora”) and the other note was issued to Whitebox Intermarket Partners, L.P. (“Whitebox”). The notes are payable interest only through March 10, 2005, at which time the principal is due. In connection with the financing, Spectre paid a 3% origination fee, issued five-year warrants for the purchase of 50,000 shares of Spectre’s common stock at $3.00 per share to both Pandora and Whitebox, and granted Pandora and Whitebox security interests in the Company’s assets. The gross proceeds of $1,500,000 were allocated between the notes and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount and the fair value of the warrants will be amortized over the life of the promissory note using the straight-line method, which approximates the interest method. In addition, Spectre agreed to file a registration statement by February 1, 2005 with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the warrants issued to Pandora and Whitebox. The Company filed the registration statement on November 30, 2004 and the registration statement was declared effective on January 24, 2005.

     The allocation of the gross proceeds of the short-term debt is summarized below as of December 31, 2004:

Short-term debt, total borrowed	$1,500,000
Value of 100,000 warrants allocated to additional paid in capital	(325,000)

Short-term debt, net of original issue discount	1,175,000
Amortization of original issue discount	198,611

Total short-term debt, net	$1,373,611

12. License Agreement

     On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company was obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license-fee charges of $187,500, by June 30, 2004. As of December 31, 2004, the Company had not taken delivery of any of the products that include the license fee charges and therefore the minimum license fee paid is included in prepaid expenses at December 31, 2004. Upon receipt of the machines that include the license fees and the placement of the machines, through a participation agreement, into service, the Company will begin amortizing the licenses over the estimated useful life of the machines of 3 years.

13. Related Party Transactions

     The Company incurred expenses from a corporation, owned by a director of the Company and employing another director and officer of the Company, for rent and consulting services of approximately $102,000 and $61,000 during the years ended December 31, 2004 and 2003, respectively.

     The Company incurred expenses from a corporation, partially owned by the CEO and director of the Company, for consulting services and expense reimbursements of approximately $81,000 and $0 during the years ended December 31, 2004 and 2003, respectively. The Company’s CEO also serves as a director of the corporation.

     In February 2004, the Company entered into a consulting agreement with D. Bradly Olah, a greater-than-five-percent shareholder of the Company. Pursuant to the consulting agreement, Mr. Olah received $12,500 per month for four months (ending as of May 31, 2004) in exchange for general consulting services. On June 1, 2004, the Company entered into a new consulting agreement with Mr. Olah providing for payments of $12,500 per month for a two-year term. In connection with the new consulting agreement, Mr. Olah received options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $2.15 per share (the fair value of the stock on the date of grant). Beginning on June 15, 2005, the option vests in 100,000-share increments on each June 15 through 2007, and has a five-year term during which the options must be exercised or forfeited. The options will be valued on the date performance is complete under variable plan accounting using the Black-Scholes pricing model, the options had a value of $750,000 at December 31, 2004, of which $218,750 had been charged to expense during the year ended December 31, 2004.

     In connection with the convertible debt financing from Pandora, the Company paid $50,000 and issued two fully-vested three-year warrants to Blake Advisors, LLC, a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company. The warrants were issued in exchange for financial-advisory services rendered by Blake Advisors. One warrant grants Blake Advisors the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $2.50 per share, and the second warrant grants Blake Advisors the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrants were valued at $225,000 using the Black-Scholes pricing model and will be expensed using the straight-line method over the term of the promissory note. For the year ended December 31, 2004, the Company recorded expense of $92,340 related to these warrants.

14. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences principally relate to net operating loss carryforwards and depreciation.

     The Company has net operating loss carryforwards of approximately $19,584,000 at December 31, 2004 expiring at various times beginning 2008 that can be used to offset future taxable income, and research and development credit carryforwards of approximately $101,000 which, if not used, will begin to expire in 2007. The Company believes there has been a change in ownership and change in the Company’s business and that the carryforwards are subject to the limitations of the Internal Revenue Code Section 382. These limitations would effectively eliminate the net operating loss carryforwards prior to the date of the change in ownership.

     The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits and does not include any eliminations of net operating loss carryforwards as disclosed above as follows at December 31:

	2004	2003

Deferred income tax assets:
Net operating loss carryforwards	$7,926,000	$5,966,000
Research and development credit carryforwards	101,000	101,000
Less: valuation allowance	(8,027,000)	(6,067,000)

Net deferred income tax assets	$—	$—

     The change in the valuation allowance was $1,960,000 and $156,200 for the years ended December 31, 2004 and 2003, respectively.

     Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2004	2003

Federal statutory tax rate benefits	(34.0)%	(34.0)%
State tax, net of federal benefit	(6.5)%	(6.5)%
Change in valuation allowance	40.5%	40.5%

Effective tax rate	0.0%	0.0%

15. Commitments

     The Company leased office space on a month-to-month basis from a company owned by the Company’s former chairman at a rate of $3,000 per month and since September 2004 at a rate of $1,500 per month.

     The Company leases its office facilities in El Cajon, CA pursuant to terms of a non-cancelable operating lease, as amended, that expires in May 2006. Under the terms of the lease, the Company is required to pay a portion of the lessor’s operating costs.

     The Company leases a house in El Cajon, CA pursuant to terms of a non-cancelable operating lease that expires in June 2005.

     The Company leases equipment pursuant to terms of a non-cancelable operating lease that expires in October 2009.

     Rent expense, excluding operating expenses, was $81,825 and $11,389 for the years ended December 31, 2004 and 2003, respectively.

     Scheduled minimum lease payments for the next five years are approximately as follows:

Year ending
December 31,
2005	$73,812
2006	26,434
2007	1,873
2008	1,873
2009	1,405

Totals	$105,397

     The Company has entered into various employment agreements with certain executives of the Company, which provide for severance payments subject to certain conditions and events.

     On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. (See Note 12)

16. Significant Customers

     Revenues to one customer was 86.7% of total revenues in 2004.

17. Subsequent Events

     On February 3, 2005, the Company and MET Games, Inc. (“MET”) executed an amendment to the Software Development Agreement with MET to be effective January 24, 2005. (See Note 8)

     The amendment provides for the Company’s acceptance of MET’s non-conforming delivery of the bingo software in exchange for MET’s reimbursement to the Company of up to $100,000 for all internal and external costs and expenses related to the completion of the bingo software and the Company’s access to MET’s office and warehouse space to facilitate the completion of the bingo software. The Company intends to complete the development of the bingo software internally. In connection with the amendment, The Company agreed to release the restrictions on 100,000 shares of common stock immediately and on the remaining 700,000 shares commensurate with revised milestone achievements. The amendment did not change the Company’s ownership rights to the completed software. As a result there were no accounting adjustments or revisions attributable to this amendment.

     On March 10, 2005, the Company signed amendments to the two $750,000 secured promissory notes with Pandora and Whitebox. The amendments extend the due date of the notes to June 10, 2005, which date can be further extended by the Company to September 10, 2005. As part of the amendment the Company agreed to maintain assets whose value equals or exceeds the principal interest amounts then owned under the notes. For purposes of valuing the assets for compliance under this provision, the Company’s cash shall be valued at 100%, he Company’s accounts receivable shall be valued at 80% and the Company’s inventory and fixed assets shall be valued at 50% of their book value. As consideration for the amendments, the Company paid Pandora and Whitebox each $18,750. If the Company elects to extend the notes to September 10, 2005, Pandora and Whitebox will each be entitled to a 2.5% origination fee on the then outstanding principal amount of their respective note.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 8A. Controls and Procedures

     The Company carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2004, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. During the course of their audit of our consolidated financial statements for Fiscal 2004, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

Item 8B. Other Information

     None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Kenneth W. Brimmer, 49 has been a member of the Board of Directors and Chairman of Spectre since February 2005. Mr. Brimmer has been the owner and chief manager of Brimmer Company, LLC, a private investment company, since December 2001. Mr. Brimmer has been the chief executive officer of STEN Corporation (Nasdaq-SC: STEN), since September 2003, and has served as a member of its board of directors since February 1998 and as chairman of its board of directors since March 2000. STEN Corporation, with offices in Minneapolis, Minnesota, is in the business of selling, leasing and servicing oxygen tanks provided to businesses for emergency medical use, and owns and operates 11 fast-food drive-through restaurants under the name “Burger Time”. At the request of Entrx Corporation’s Board of Directors, Mr. Brimmer acted as the chief executive officer and chairman of the board of directors of VioQuest Pharmaceuticals, Inc. (formerly Surg II, Inc. and Chiral Quest, Inc.) (OTCBB: VQPH.OB), from May 2002 until February 2003. VioQuest Pharmaceuticals, Inc. was a 90%-owned Entrx subsidiary during that period, until October 2003. Mr. Brimmer was the chief executive officer and chief financial officer of Active IQ Technologies, Inc. from March 2000 until December 2001, and acted as chairman of its board of directors until June 2003. Active IQ Technologies, Inc. was engaged in providing accounting software services in Minnetonka, Minnesota, and is now in the precious metals exploration business under the name Wits Basin Precious Metals, Inc. (OTCBB: WITN.OB). Until April 2000, Mr. Brimmer was an executive officer of Rainforest Cafe, Inc., serving as its treasurer from 1995, and its president from April 1997. Mr. Brimmer is currently a member and the chairman of the board of directors of Hypertension Diagnostics, Inc. (OTCBB: HDII.OB). He currently also serves as a board member at VioQuest Pharmaceuticals, Inc., Landry’s Restaurants, Inc. (NYSE: LNY) and Entrx Corporation (Nasdaq: ENTX). Mr. Brimmer has a Bachelor of Arts degree in accounting.

     Russell Mix, 48, has served as a CEO and Director of the Company since November 2003. Mr. Mix is also currently CEO and Director of Prolific Publishing, Inc., a developer and publisher of computer software for the entertainment markets such as game consoles, gambling games and screensavers. Prior to that, Mr. Mix was Senior Vice President, General Counsel, Secretary and Director for Casino Data Systems, Inc. (“CDS”). He was a member of the executive management team which led CDS from inception to more than 500 employees in four years, with business operations in more than 20 jurisdictions and offices in four states. He served as counsel to CDS and was instrumental in taking the company public in April 1993. He also led corporate and banking teams in two subsequent offerings (February 1994 and March 1996) which cumulatively raised in excess of $90 million for CDS and $15 million for selling shareholders. Mr. Mix has a JD from McGeorge School of Law, University of the Pacific and while in private practice, concentrated in gaming and corporate law.

     Robert Bonev, 47, has served as a director of the Company since October 2004. Mr. Bonev has been the Vice President Sales/Marketing with Arctic Cat Inc. (NASDAQ: ACAT), a worldwide manufacturer and marketer of all-terrain vehicles (ATVs) and snowmobiles since June 2001. From February 1999 to January 2000, Mr. Bonev served as Vice President of Marketing for Outdoor Marine Corporation. From December 1998 to February 1999, Mr. Bonev was employed by Teledyne Continental Motors, a business segment of Teledyne Technologies Incorporated, as Vice President of Sales/Marketing. From June 1993 to December 1998, Mr. Bonev was Director of Marketing for Mercury Marine, a division of The Brunswick Corporation.

     N.D. “Butch” Witcher, 66, has served as a director of the Company since January 2004. Mr. Witcher is currently the President of Casino Concepts and Design (CCD), a consulting business he established in 1997 to provide casino management services, product development, slot machine selection, floor layout and design, and employee training. His clients include Lakes Entertainment, Inc. (formerly Grand Casinos, Inc.), Harrah’s of New Orleans, Isle of Capri, Foxwoods Resort Casino and several others. Prior to founding CCD, Mr. Witcher was Corporate Vice President of Gaming during his seven year tenure at Grand Casinos, Inc. Previous to his Grand Casinos employment, he also held key executive positions at several leading Nevada casinos, including the Flamingo, Frontier, Tropicana and Dunes hotels, as well as Resorts International and Bally’s Park Place facilities in New Jersey.

     Brian D. Niebur, 41, has served as Chief Financial Officer and a Director of the Company since February 2003. Mr. Niebur has been employed part time by Entrx Corporation (NASDAQ: ENTX) as its treasurer and chief financial officer since February 2002. Entrx Corporation is primarily engaged in providing industrial insulation services through its California subsidiary, Metalclad Insulation Corporation. In addition, since July 2000, and also on a part-time basis, Mr. Niebur has acted as a vice president and controller for Wyncrest Capital, Inc. in Minneapolis, Minnesota, a privately held venture capital firm. From August 1997 until July 2000, Mr. Niebur was the controller for Vital Images, Inc., a developer and marketer of medical visualization and analysis software. Mr. Niebur was the vice president and controller of IVI Publishing, Inc, from September 1993 until August 1997. IVI Publishing, Inc. was an electronic publisher of health and medical information. Mr. Niebur has passed the certified public accounting examination.

     Each member of our Board of Directors was elected to serve until the next annual meeting of our shareholders.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year 2004.

Code of Ethics

     We have adopted a Code of Ethics which is intended to govern the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: Brian Niebur, 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. You may also request a copy by calling us at (612) 279-2030.

Audit Committee and Audit Committee Financial Expert

     The Company has established an audit committee within the board of directors that currently consists of the entire board of directors. The board of directors has determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.

     The board of directors has determined that at least one member of the audit committee, Mr. Russell Mix, is an “audit committee financial expert” as that term is defined in Item 401(e)(2) of Regulation S-B promulgated under the Securities and Exchange Act of 1934. Mr. Mix’s relevant experience includes his service as the Chief Executive Officer and Chief Financial Officer of Prolific Publishing, Inc. and his past experience as a financial analyst. In addition, Mr. Mix holds an undergraduate degree in finance. Mr. Mix is the Company’s Chief Executive Officer and does not qualify as an “independent director,” as such term is defined in Section 4200(a)(15) of the National Association of Securities Dealers’ listing standards, or meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities and Exchange Act of 1934.

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

SUMMARY COMPENSATION TABLE

						Long-Term
						Compensation
		Annual Compensation				Awards
						Securities
				Other Annual		Underlying
		Salary	Bonus	Compensation		Options
Name and Principal Position	Year	($)	($)	($)		(#)

Russell C. Mix, President and	2004	$120,417	—	7,083	(2)	616,667	(3)
CEO(1)	2003	—	—	—		66,666	(4)
	2002	—	—	—		—

Ronald E. Eibensteiner, President	2004	—	—	—		—
and CEO (5)	2003	—	—	—		—
	2002	—	—	—		—

     (1) Mr. Mix was appointed President and Chief Executive Officer on April 16, 2004.

     (2) Compensation represents consulting fees paid to Mr. Mix prior to him becoming an employee of the Company.

     (3) Includes options for 16,667 shares of the Company’s common stock that were granted to Mr. Mix as a result of his appointment to the Company’s Board of Directors in 2003, but that were subject to shareholder approval of an increase in the number of shares reserved for issuance under the Company’s 1999 Stock Option Plan. The shareholders approved the increase in the shares reserved for issuance under the 1999 Stock Option Plan in August 2004.

     (4) These options were granted to Mr. Mix as a result of his appointment to the Company’s Board of Directors.

     (5) Mr. Eibensteiner was appointed President and Chief Executive Officer on February 6, 2003 and resigned his positions as President and Chief Executive Officer effective April 16, 2004. Mr. Eibensteiner did not receive any salary while in these positions. Mr. Eibensteiner was Chairman of the Company from May 1996 until February 2005.

OPTION GRANTS DURING 2004 FISCAL YEAR

     The following table sets forth the options that were granted to the Named Executive Officers during the Company’s last fiscal year which ended December 31, 2004.

	Number of	Percent of
	Securities	Total Options/
	Underlying	Granted to	Exercise or
	Options	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Date

Russell C. Mix	600,000	55.1%	1.50	3/22/2014
	16,667	1.5%	0.75	11/17/2013

Ronald E. Eibensteiner	0	0	—	—

OPTION EXERCISES DURING FISCAL 2004
AND FISCAL YEAR-END OPTION VALUES

     The following table provides certain information regarding the exercise of stock options to purchase shares of the Company’s common stock by the Named Executive Officers during the year ended December 31, 2004, and the fiscal year-end value of unexercised stock options held by such Named Executive Officers.

	Number		Number of
	of		Unexercised	Value of Unexercised
	Shares		Options at	In-the-Money Options
	Acquired	Value	Fiscal Year End	at Fiscal Year End ($)
	On	Realized	(exercisable /	(exercisable /
Name	Exercise	($)	unexercisable)	unexercisable)

Russell C. Mix	0	0	161,666/521,667	192,915/552,918

Ronald E. Eibensteiner	0	0	- / -	$0 / $0

(1)	Based on a fiscal year end of December 31, 2004 and a closing bid price on the Over-the-Counter Bulletin Board of $2.50 per share on December 31, 2004. The value of in-the-money options is calculated as the difference between the fair market value of the common stock underlying the options at fiscal year end and the exercise price of the options. Exercisable options refer to those options that are exercisable as of December 31, 2004, while unexercisable options refer to those options that become exercisable at various times thereafter.

Employment Agreements

     Since the end of fiscal year 2003, the Company has hired a new President and Chief Executive Officer, Russell C. Mix. On April 16, 2004, the Company signed an employment agreement with Mr. Mix to serve as the Company’s President and Chief Executive Officer for a term of three years. The employment agreement provides for Mr. Mix to receive a salary of $170,000 per year and to be eligible for an annual bonus based upon meeting certain agreed-upon Company goals and objectives. Mr. Mix will receive salary payments for a one-year period if he is terminated without cause and in certain other limited circumstances. Such circumstances include the Company’s breach of the employment agreement, a material and adverse change in Mr. Mix’s duties, responsibilities and authority, and a change in control of the Company. The employment agreement entitles Mr. Mix to participate in the Company’s employee-benefit plans on the same basis as benefits are made available to the Company’s other employees. Currently, the Company has no such benefit plans. A copy of the Company’s employment agreement with Mr. Mix is on file with the United States Securities and Exchange Commission as an exhibit to the Company Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed on May 10, 2004.

     In connection with Mr. Mix’s appointment as the Company’s President and Chief Executive Officer, Mr. Mix also received options to purchase up to 600,000 shares of the Company’s common stock at an exercise price of $1.50 per share (the fair value of the Company’s common stock on the date of grant). 60,000 shares of the option vested immediately as of the date of grant (i.e., March 22, 2004); and 60,000 shares of the option shall vest on each anniversary date of the date of grant beginning on March 22, 2005 and ending on March 22, 2008. The remaining 300,000 shares of the option vest upon the earlier of (i) the ten-year anniversary date of the option grant or (ii) in 60,000-share increments upon the trading of the Company’s common stock at certain threshold prices ranging from $3.00 to $10.00 per share. Upon a change in control of the Company, all of the options shall immediately vest. The option has a ten-year term during which all options must be exercised or forfeited.

     On March 4, 2004, the Company entered into an employment agreement with Mr. Gary Watkins, pursuant to which Mr. Watkins was retained as the Company’s Vice President of Operations in Oklahoma for a term of two years. The employment agreement provides for Mr. Watkins to receive a salary of $100,000 per year. Mr. Watkins will receive salary payments for the term of the employment agreement if he is terminated without cause. In connection with the employment agreement, the Company issued Mr. Watkins options to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the fair value of the stock on the date of grant). The option vests in two 100,000-share increments on January 1, 2005 and January 1, 2006, and has a five-year term during which all options must be exercised or forfeited.

Director Compensation

     Directors do not presently receive any compensation from the Company for attending board of directors or committee meetings, although the Company does reimburse directors for expenses incurred in attending such meetings. The Company has no official plan or policy for compensating directors with stock options or stock awards.

     In September 2003, the Company granted a director an option for 133,333 shares of the Company’s common stock. The options vested immediately and had an exercise price of $.15 per share. In November 2003, the Company granted a director an option for 83,333 shares of the Company’s common stock at an exercise price of $.75 per share, as an inducement for him to join the Company’s board of directors. 20,833 of these options vested immediately, and an additional 20,833 of such options vested on November 17, 2004. 20,833 options will vest on November 17, 2005 and the remaining 20,834 options will vest on November 17, 2006. In October 2004, the Company granted a director an option for 150,000 shares of the Company’s common stock at an exercise price of $3.20 per share, as an inducement for him to join the Company’s board of directors. This option vests in 30,000-share increments on each October 8 of the years 2005, 2006, 2007, 2008 and 2009. In January 2005, the Company granted a director an option for 150,000 shares of the Company’s common stock at an exercise price of $3.20 per share, as an inducement for him to join the Company’s board of directors. This option vests in 30,000-share increments on each January 24 of the years 2006, 2007, 2008, 2009 and 2010. In February 2005, the Company granted a director an option for 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, as an inducement for him to join the Company’s Board of Directors. This option vests as to 25,000 shares immediately and in 75,000-share increments on February 9 of the years 2006, 2007 and 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of the February 28, 2005 by: (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) each person or entity known by the Company to own beneficially more than five percent (5%) of the Company’s common stock. Unless otherwise indicated, the address of each of the following persons is 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402, and each such person has sole voting and investment power with respect to the shares of common stock set forth opposite their respective names.

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name and Address of Shareholder	Owned (1)	Shares (1)

Kenneth Brimmer (2)
800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	25,000	*
Robert Bonev
c/o Artic Cat, Inc. 601 Brooks Ave. S. Thief River Falls, MN 56701	66,666	*
Russell Mix (3)
1400 West Burbank Blvd. Burbank, CA 91506	262,221	2.0%
Brian Niebur (4)
800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	166,666	1.3%
Namon D. Witcher
12 Beach Drive Mystic, CT 06355	—	*

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name and Address of Shareholder	Owned (1)	Shares (1)
All current executive officers and
directors as a group (five persons) (5)	520,553	3.9%
Perkins Capital Management, Inc. (6)
730 East Lake Street Wayzata, MN 55391-1769	3,163,208	23.9%
Ronald E. Eibensteiner (7)
U S Bancorp Building 800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	1,763,246	13.7%
D. Bradley Olah (8)
5950 County Road 101 Plymouth, MN 55446	525,334	4.1%
Wayne W. Mills (9)
5020 Blake Rd. S. Edina, MN 55436	767,000	5.9%
Morgan Street Partners, LLC (10)
800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	1,619,913	12.6%
Gary Watkins (11)
1611 S. Yutica, No. 194 Tulsa, OK 79104	900,000	6.9%

*	less than 1 percent

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

     (2) Includes 25,000 shares which Mr. Brimmer may purchase under currently exercisable options for Spectre’s common stock.

     (3) Includes 221,666 shares which Mr. Mix may purchase under currently exercisable options for Spectre’s common stock, 555 shares held in trust for the benefit of Mr. Mix’s children, 20,000 shares of common stock owned by Prolific Publishing, Inc., a company of which Mr. Mix is an affiliate (“Prolific”), and 20,000 shares of common stock issuable upon exercise of currently exercisable warrants owned by Prolific.

     (4) Includes 133,333 shares which Mr. Niebur may purchase under currently exercisable options for Spectre’s common stock.

     (5) Includes Messrs. Brimmer, Bonev, Mix, Niebur and Witcher.

     (6) As disclosed in a Schedule 13G/A filed on February 10, 2005, Includes 332,000 shares which Perkins Capital Management, Inc. may purchase under currently exercisable warrants for Spectre’s common stock. Perkins Capital Management, Inc. has sole power to vote or direct the vote for 1,129,833 shares and sole power to dispose of or direct the disposition of all shares listed in the table as beneficially owned by it.

     (7) As disclosed in a Schedule 13 G filed on February 7, 2005. Includes the following: (i) 143,333 shares held by Wyncrest Capital, Inc., a corporation that is wholly owned by Mr. Eibensteiner; and (ii) 1,619,913 shares held by Morgan Street Partners, LLC, of which Mr. Eibensteiner is the sole executive officer. Mrs. Eibensteiner also holds 92,666 shares in her IRA. Mr. Eibensteiner disclaims beneficial ownership of the shares held in the IRA for the benefit of his spouse and these shares are not included in the totals and are noted here for information only.

     (8) As disclosed in a Schedule 13G filed on February 11, 2005 and includes 100,000 shares owned by Arcola Holdings, LLC, a limited liability company, of which Mr. Olah is the sole manager. Does not include 166,666 shares which are owned by Mr. Olah’s spouse and 21,000 shares held in trust for Mr. Olah’s children. Mr. Olah disclaims beneficial ownership of such shares.

     (9) As disclosed in a Schedule 13G/A filed on February 8, 2005, Includes 100,000 shares issuable upon exercise of a warrant held by Blake Advisors, LLC, a limited liability company of which Mr. Mills is the sole member and manager.

     (10) As disclosed in a Schedule 13D/A filed on February 7, 2005, Morgan Street Partners, LLC has sole power to vote or direct the vote for and sole power to dispose of or direct the disposition of all shares listed in the table as beneficially owned by it. Morgan Street Partners, LLC, is a limited liability company, which is owned by Mr. Eibensteiner’s spouse and daughter, beneficially owns 1,619,913 shares.

     (11) Includes 100,000 shares which Mr. Watkins may purchase under currently exercisable options for Spectre’s common stock and 700,000 restricted shares of common stock subject to certain forfeiture restrictions.

Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
	Number of Securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	529,166	$1.93	1,770,834
Equity compensation plans not approved by security holders	4,535,719	$2.83	none
Total	5,064,885	$2.74	1,770,834

1999 Stock Option Plan

     In 1999, the Company’s board of directors adopted, subject to shareholder approval, the 1999 Non-Qualified Stock Option Plan (the “1999 Plan”) pursuant to which 400,000 shares of common stock were reserved for issuance. On April 18, 2000, the board of directors approved an amendment to the 1999 Plan to increase the number of shares reserved for issuance thereunder by 200,000. Company shareholders approved the 1999 Plan (and the April 18, 2000 amendment) at the Company’s annual shareholder meeting held on May 23, 2000. Effective upon the Company’s one-for-three stock combination (i.e., reverse split) on December 2, 2003, the total number of shares reserved for issuance under the 1999 Plan was reduced to 200,000. In July 2004, the board of directors approved an amendment to the 1999 Plan to increase the number of shares reserved for issuance thereunder by 100,000, bringing the total number of shares reserved for issuance to 300,000. The shareholders approved this amendment to the 1999

Plan at the Company’s annual shareholder meeting held on August 26, 2004. Under the 1999 Plan, only Company officers and directors receive options. Furthermore, only non-statutory options (i.e., options other than “incentive stock options” under the Internal Revenue Code of 1986, as amended) to purchase shares of the Company’s common stock may be granted under the 1999 Plan.

2004 Stock Option Plan

     In July 2004, the Company’s board of directors passed a resolution adopting the Spectre Gaming Inc. 2004 Stock Option Plan (the “2004 Plan”). The Company has reserved 2,000,000 shares of common stock for issuance under the 2004 Plan. The Company’s shareholders approved the 2004 Plan at the Company’s annual shareholder meeting held on August 26, 2004. As of March 15, 2005, 662,500 options have been granted under the 2004 Plan. The 2004 Plan provides for the grant of both incentive and non-statutory stock options. Incentive stock options granted under the 2004 Plan are intended to qualify as “incentive stock options” under the Internal Revenue Code of 1986, as amended. Non-statutory stock options granted under the 2004 Plan will not qualify as incentive stock options. The board of directors adopted the 2004 Plan to provide a means by which Company employees, directors, officers and consultants may be given an opportunity to purchase stock in the Company, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for the success of the Company.

Item 12. Certain Relationships and Related Transactions

     The Company incurred expenses from a corporation, owned by a former director of the Company and employing another director and officer of the Company, for rent and consulting services of $102,166 and $60,942 during the years ended December 31, 2004 and 2003, respectively. Management believes that all of the above-described transactions were conducted on terms no less favorable to the Company than could be obtained from unrelated third parties.

     The Company incurred expenses from a corporation, partially owned by the CEO and director of the Company, for consulting services and expense reimbursements of approximately $81,000 and $0 during the years ended December 31, 2004 and 2003, respectively. The Company’s CEO also serves as a director of the corporation. Management believes that all of the above-described transactions were conducted on terms no less favorable to the Company than could be obtained from unrelated third parties.

     In February 2004, the Company entered into a consulting agreement with D. Bradly Olah, a greater-than-five-percent shareholder of the Company. Pursuant to the consulting agreement, Mr. Olah received $12,500 per month for four months (ending as of May 31, 2004) in exchange for general consulting services. On June 1, 2004, the Company entered into a new consulting agreement with Mr. Olah providing for payments of $12,500 per month for a two-year term. In connection with the new consulting agreement, Mr. Olah received options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $2.15 per share (the fair value of the stock on the date of grant). Beginning on June 15, 2005, the option vests in 100,000-share increments on each June 15 through 2007, and has a five-year term during which the options must be exercised or forfeited. The options will be valued on the date performance is complete under variable plan accounting using the Black-Scholes pricing model, the options had a value of $750,000 at December 31, 2004, of which $218,750 had been charged to expense during the year ended December 31, 2004.

     On May 20, 2004, the Company closed on a $1.1 million loan from Pandora Select Partners, L.P., (“Pandora”) in exchange for a convertible promissory note. In connection with the convertible debt financing from Pandora, the Company paid $50,000 and issued two three-year warrants to Blake Advisors, LLC, a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company. The warrants were issued in exchange for financial-advisory services rendered by Blake Advisors. One warrant grants Blake Advisors the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $2.50 per share, and the second warrant grants Blake Advisors the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrants were valued at $225,000 using the Black-

Scholes pricing model and will be expensed using the straight-line method over the term of the promissory note. For the year ended December 31, 2004, the Company recorded expense of $92,340 related to these warrants.

     On September 10, 2004, the Company closed on second loan from Pandora and Whitebox in the aggregate amount of $1.5 million. At the time of this transaction, Pandora beneficially owned greater than five percent of the Company’s common stock. The September 10, 2004 promissory notes are secured by the Company’s assets, and are payable in interest only, at an annual rate of ten percent commencing October 2004, with the principal balance due in March 2005. These promissory notes are not convertible into our common stock. In connection with this financing, the Company issued to each of Pandora and Whitebox five-year warrants to purchase 50,000 shares of common stock at a price of $3.00 per share. In the investment agreements with Pandora and Whitebox, the Company agreed to file a registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the warrants on or before November 3, 2004 and cause such registration statement to be declared effective no later than February 1, 2005. Subsequently, Pandora, Whitebox and the Company agreed in writing to delay the Company’s obligation to file such registration statement until November 30, 2004, and to commensurately delay the deadline for effectiveness until February 28, 2005. The Company filed the required registration statement with the United States Securities and Exchange Commission on November 30, 2004, and the registration statement was declared effective on January 24, 2005. In connection with the financing, the Company paid a three percent origination fee to an affiliate of the lenders.

Item 13. Exhibits

     (a) Exhibits

Number	Description
3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 33-90084C) filed on March 7, 1995).

3.2	Bylaws (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 33-90084C) filed on March 7, 1995).

3.3	Amendment of Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-KSB filed on March 24, 2004).

3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-KSB filed on March 24, 2004).

3.5	Amendment of Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2004).

4.1	Certificate of Designation for Series A Preferred Stock, filed with the Minnesota Secretary of State on June 5, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB filed on September 13, 2002).

4.2	Warrant for 200,000 shares of common stock, issued to Pandora Select Partners, L.P. on May 20, 2004 (filed herewith).

4.3	Warrant for 50,000 shares of common stock, issued to Whitebox Intermarket Partners, L.P. on September 10, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 16, 2004).

4.4	Warrant for 50,000 shares of common stock, issued to Pandora Select Partners, L.P. on September 10, 2004 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 16, 2004).

10.1	Asset Purchase Agreement by and between Spectre Gaming, Inc. and CallVision, Inc., dated June 28, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB filed on September 13, 2002).

10.2	Employment Agreement by and between Spectre Gaming, Inc. and Gary Watkins, dated March 4, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 10, 2004).

10.3	Employment Agreement by and between Spectre Gaming, Inc. and Russell Mix, dated April

Number	Description
16, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 10, 2004).

10.4	Purchase Agreement by and between Spectre Gaming, Inc. and Pandora Select Partners, L.P., dated May 20, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2004).

10.5	Secured Convertible Promissory Note in favor of Pandora Select Partners, L.P., dated May 20, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 27, 2004).

10.6	Purchase Agreement by and among Spectre Gaming, Inc., Pandora Select Partners, L.P. and Whitebox Intermarket Partners, L.P., dated September 10, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2004).

10.7	Secured Promissory Note in favor of Pandora Select Partners, L.P., dated September 10, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 16, 2004).

10.8	Secured Promissory Note in favor of Whitebox Intermarket Partners, L.P., dated September 10, 2004 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 16, 2004).

10.9	Amendment to Promissory Note by and between Spectre Gaming, Inc. and Pandora Select Partners, L.P., dated May 10, 2005 (amending item 10.7 above) (filed herewith).

10.10	Amendment to Promissory Note by and between Spectre Gaming, Inc. and Whitebox Intermarket Partners, L.P., dated May 10, 2005 (amending item 10.8 above) (filed herewith).

10.11	License Agreement with Bally Gaming, Inc., dated June 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on August 13, 2004).

14	Code of Ethics (filed herewith).

23.1	Consent of Virchow, Krause & Company, LLP (filed herewith).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.	Section 1350 Certification (filed herewith).

Item 14. Principal Accountant Fees and Services

     The Board of Directors of the Company selected Virchow, Krause & Company, LLP (“Virchow Krause”), certified public accountants with offices in Minneapolis, Minnesota, to audit the Company’s financial statements for the years ended December 31, 2004 and 2003. The following table details the fees paid to Virchow Krause for the years ended December 31, 2004 and 2003.

	2004		2003
Audit Fees	$36,800		$9,575
Audit-Related Fees	1,000	(1)	—
Tax Return Preparation Fees	1,500		5,560
All Other Fees	12,450	(2)	11,754	(2)

Total	$51,750		$26,889

(1)	Fees related to review of Form SB-2 filing.

(2)	Fees related to audit of potential acquisition and general research projects.

     The policy of the Company’s audit committee is to review and preapprove both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934. Approximately 100% of the fees paid to Virchow Krause were pre-approved by the full board of directors in-lieu of the audit committee.

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
Brian D. Niebur
Chief Financial Officer Date: March 28, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Kenneth Brimmer Kenneth Brimmer	Chairman (Principal Executive Officer)	March 28, 2005
/s/ Russell Mix Russell Mix	Chief Executive Officer and Director	March 28, 2005
/s/ Brian D. Niebur Brian D. Niebur	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 28, 2005
/s/ Robert Bonev Robert Bonev	Director	March 28, 2005
/s/ N.D. Witcher N.D. Witcher	Director	March 28, 2005