Form 10QSB
period 2005-03-31
SPECTRE GAMING INC
filed 2005-05-12
CIK 891389

United States
Securities & Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25764

Spectre Gaming, Inc.

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1675041
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1466 Pioneer Way, #10
El Cajon, CA 92020
(Address of principal executive offices)

619-440-6183
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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,316,233 shares of common stock outstanding as of April 27, 2005, par value $.01 per share.

     Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

Spectre Gaming, Inc.
Form 10-QSB
Quarter Ended March 31, 2005

PART I – Financial Information

Item 1. Financial Statements

Spectre Gaming, Inc.
Balance Sheets

	As of	As of
	March 31, 2005	December 31, 2004
	Unaudited	Audited
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$1,100,030	$2,431,280
Accounts receivable	56,473	7,347
Inventory	2,363,529	2,530,683
Prepaid license fees	187,500	187,500
Deposits	22,864	51,258
Prepaid expenses	54,532	36,939

Total current assets:	3,784,928	5,245,007

Property, equipment and leasehold improvements, net	126,082	77,677
Leased gaming equipment, net	1,009,063	734,720
Other assets	164,753	213,587

Total Assets:	$5,084,826	$6,270,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible note payable, net	$269,556	$354,134
Short-term debt, net	1,500,000	1,373,611
Accounts payable	575,552	687,518
Accrued payroll	13,830	—
Accrued expenses	208,744	168,791

Total current liabilities:	2,567,682	2,584,054

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 100,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares—466,666
Issued and outstanding shares:
173,334 and 206,667 shares at March 31, 2005 and December 31, 2004, respectively	1,733	2,067
($260,000 and $310,000 liquidation preference at March 31, 2005 and December 31, 2004, respectively)
Common stock, par value $.01 per share:
Authorized shares—99,533,334
Issued and outstanding shares:
13,001,132 and 12,888,213 at March 31, 2005 and December 31, 2004, respectively	130,011	128,882
Additional paid-in capital	24,688,060	25,087,624
Accumulated deficit	(21,846,949)	(20,608,011)
Deferred equity compensation	(455,711)	(923,625)

Total shareholders’ equity:	2,517,144	3,686,937

Total liabilities and shareholders’ equity:	$5,084,826	$6,270,991

See accompanying notes to financial statements.

Spectre Gaming, Inc.

Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004

Gaming revenue – participation and lease	$89,100	$—

Cost of revenues	43,093	—

Gross profit	46,007	—

OPERATING EXPENSES:
Research and development	94,932	850,000
Sales and Marketing	404,217	—
General and administrative	396,576	186,983

Total Operating Expenses:	895,725	1,036,983

Operating loss	(849,718)	(1,036,983)

OTHER INCOME (EXPENSE):
Interest income	9,984	656
Interest expense	(399,204)	—

Net Loss:	$(1,238,938)	$(1,036,327)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.10)	$(0.12)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	12,941,308	8,813,752

See accompanying notes to financial statements.

Spectre Gaming, Inc.

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004

Operating activities
Net loss	$(1,238,938)	$(1,036,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,387	—
Common stock issued for purchased research and development	—	600,000
Stock options and warrants issued for services	(6,582)	—
Amortization of original issue discount	258,055	—
Amortization of debt issuance costs	86,334	—
Changes in operating assets and liabilities:
Accounts receivable	(49,126)	—
Inventory	(149,615)	—
Deposits	28,394	—
Prepaid expenses	(17,593)	19,039
Accounts payable	(111,966)	20,262
Accrued payroll	13,830	2,672
Accrued expenses	39,953	6,300

Net cash used in operating activities:	(1,087,867)	(388,054)

Investing activities
Purchases of property, equipment and leasehold improvements	(65,366)	—

Net cash used in investing activities:	(65,366)	—

Financing activities
Debt financing costs	(37,500)	—
Proceeds from sale of common stock, net of issuance costs	—	1,075,039
Payments on convertible notes payable	(140,517)	—

Net cash provided by (used in) financing activities:	(178,017)	1,075,039

Increase (decrease) in cash and cash equivalents	(1,331,250)	686,985
Cash and cash equivalents at beginning of year	2,431,280	323,675

Cash at end of year:	$1,110,030	$1,010,660

Supplemental cash flow information:
Cash paid for interest	$75,890	$—

Non-cash Investing and Financing Activities:
Common stock issued for payment on convertible notes payable	$75,727	$—
Inventory transferred to leased gaming equipment	$316,769	$—

See accompanying notes to financial statements.

Spectre Gaming, Inc.

Notes to Financial Statements
March 31, 2005 and 2004
(unaudited)

Note 1. Business Description.

     Spectre Gaming, Inc. (the “Company” or “Spectre,” “we,” “us” or “ours”) (formerly OneLink, Inc.) was incorporated in Minnesota in June 1990 under the name MarketLink, Inc. At that time, the Company provided telecommunications-based business-intelligence services to client end users. In January 1997, the Company changed its name to OneLink Communications, Inc., and later in June 2000, changed its name to OneLink, Inc. In July 2002, the Company ceased operating its telecommunications-based business, and in December 2002 sold substantially all of its assets. In September 2003, the Company adopted a new business plan focused on providing interactive electronic games to the Native American and charitable gaming markets, and in January 2004 changed its name to Spectre Gaming, Inc. The Company now designs and develops networks, software and content that provide its customers with a comprehensive gaming system, and begun placing its gaming machines on casino floors.

     To fund its business opportunities, the Company has engaged in debt and equity financing. The Company anticipates engaging in additional financings in the future. Nevertheless, there can be no assurance the Company will raise the necessary capital to fund its business.

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the quarter ended March 31, 2005 and the years ended December 31, 2004 and 2003, had an accumulated deficit at March 31, 2005 and does not have adequate liquidity to fund its operations through out fiscal 2005. The financial statements do not include any adjustments that might result from the outcome of this condition.

Note 2. Summary of Significant Accounting Policies.

     Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2004, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

     The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

     Revenue Recognition. The Company derives its gaming revenues primarily in two ways, outright sales of machines or participation arrangements with its Native American customers. Revenue for machine sales is recorded upon shipment and upon the expiration of any applicable trial periods granted to the customer. Under the participation arrangements, the Company retains ownership of the equipment installed at a customer site and receives revenue based on a percentage of the hold per day generated by each gaming system, which is generally considered both realizable and earned at the end of each gaming day. The Company accounts for the revenue received on participation agreements as operating lease revenue.

     The Company records amounts being charged to customers for shipping and handling as sales in accordance with Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs incurred by the Company are included in cost of goods sold.

     The SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” which sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company used the above criteria to determine whether revenue could be recognized, and is recognizing revenue in accordance with SAB 104.

     Cash and Cash Equivalents. The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

     Accounts Receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. No allowance was considered necessary at March 31, 2005 and December 31, 2004, respectively.

     The Company extended unsecured credit to customers in the normal course of business.

     Inventory. Inventory, which consists principally of gaming products and related materials, is stated at the lower of cost (determined on the first-in, first-out method) or market. At March 31, 2005, the Company had $497,510 of finished goods inventory and $1,866,019 of spare parts and gaming cabinets. At December 31, 2004 the Company had $652,114 of finished goods inventory and $1,878,569 of spare parts and gaming cabinets.

     Prepaid License Fees. Prepaid license fees relate to licenses associated with the themes of certain gaming machines which are licensed from unrelated parties. Under participation agreements and upon the placement of the machines into service, the Company will begin amortizing the licenses over the estimated useful life of the pertinent machines of 3 years.

     Leased Gaming Equipment and Property, Equipment and Leasehold Improvements. Leased gaming equipment and property, equipment and leasehold improvements were stated at cost. Gaming machines placed with customers under participation arrangements are included in leased gaming equipment. Depreciation of an asset is recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations. Depreciation and amortization expense on leased gaming equipment and property, equipment and leasehold improvements was $59,387 and $0 for the three months ended March 31, 2005 and 2004, respectively.

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

     Debt Issuance Costs. The Company capitalizes debt issuance costs and amortizes the costs over the life of the loan using the straight-line method, which approximates the interest method. The capitalized costs related to the convertible debt investment from Pandora Select Partners L.P. (“Pandora”) in May 2004 include the origination fee paid to Pandora of $33,000, the $50,000 cash paid to Blake Capital Advisors, LLC (“Blake”), the value of the warrants issued to Blake and $10,000 of legal fees, and are included in other assets in the financial statements. The warrants issued to Blake were valued at $225,000 using the Black-Scholes pricing model. The capitalized costs related to the loans from Pandora and Whitebox Intermarket Partners L.P. in September 2004 include the origination fee paid of $45,000 and $5,000 of legal fees. The capitalized costs related to the loans from Pandora and Whitebox Intermarket Partners L.P. in September 2004 also include the fee paid in March 2005 of $37,500 to allow the Company to extend the due date of the notes. At March 31, 2005 and December 31, 2004, the Company had debt issuance costs of $158,103 and $206,937, respectively, classified as other assets on the balance sheet. Amortization expense of the debt issuance costs for the three months ended March 31, 2005 and 2004 was $86,334 and $0, respectively. Estimated amortization for debt issuance costs is $244,437 for the year ending December 31, 2005.

     Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a software’s technological feasibility has been established and ending when the software code is completed and incorporated in gaming systems. The

Company uses the working model approach to determine technological feasibility. Generally, the Company’s software is placed into gaming products soon after technological feasibility has been established. As a result, the Company has not capitalized any internal software development costs, since such costs have not been significant and the products are released shortly after technological feasibility. Research and development expense was $94,932 and $850,000 for the three months ended March 31, 2005 and 2004, respectively.

     Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three months ended March 31, 2005 and 2004.

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

	Three Months Ended March 31,
	2005	2004
Net loss:
As reported	$(1,238,938)	$(1,036,327)
Pro forma	(1,470,713)	(1,149,626)

Basic and diluted net loss per common share
As reported	$(0.10)	$(0.12)
Pro forma	(0.11)	(0.13)

Stock-based compensation
As reported	$—	$—
Pro forma	231,775	113,299

     The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Three Months Ended March 31,
	2005	2004
Risk Free interest rate	3.71%	2.77%
Expected life	4.7 years	5.0 years
Expected volatility	145%	636%
Expected dividends	0%	0%

Non-employees

     Through March 31, 2005, the Company issued options and warrants to purchase 1,111,666 shares of the Company’s common stock to non-employees, mostly consultants, with exercise prices ranging from $0.75 per share to $3.30 per share and expiring at various times through June 2014. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options on the earlier of the date a performance commitment is met or the date the performance is complete. Of the options issued to non-employees, 500,000 are earned and vest as specific milestones are achieved as described in the agreement, and at March 31, 2005, $9,936 had been recorded for expense of these options. The Company recorded a reduction of expense, due to a change in the fair value of the options and warrants, of $6,582 and $0 for the three months ended March 31, 2005 and 2004, respectively, in accordance with EITF 96-18. During the three months ended March 31, 2005, options for 65,000 shares of the Company’s common stock were cancelled.

     Reclassifications. Certain accounts in the prior quarter financial statements have been reclassified for comparative purposes to conform with the presentation in the current quarter financial statement. These reclassifications had no effect on the net loss or shareholders’ equity.

Note 3. Software

     On March 4, 2004, the Company signed a Software Development Agreement with MET Games, Inc. (“MET”) to purchase certain Linux-based software and technology being developed by and owned by MET for the operation of certain gaming computers and systems. Pursuant to the agreement, the Company made a $250,000 cash payment to MET and issued 800,000 unregistered, restricted shares of the Company’s common stock. The Company anticipates utilizing the software as it develops its business opportunities in the Native American Class II and charitable gaming markets.

     The Company had the right to terminate the agreement and recover the $250,000 payment and 800,000 unregistered, restricted shares of the Company’s common stock if MET failed to deliver software that met the specifications detailed in the agreement or in the event that MET failed to provide the software in accordance with the development schedule detailed in the agreement. Despite this fact, due to the development of the software not having reached technological feasibility on the date of the agreement and the $250,000 cash payment being a significant performance commitment, the Company expensed the cash payment and the value of the common stock, $600,000, as research and development expense. For his purpose, the common stock was valued at $0.75 per share, based upon the price of the Company’s then recently completed private placement.

     MET is wholly-owned by an individual who became an employee of the Company on March 4, 2004.

     On February 3, 2005, the Company and MET executed an amendment to the Software Development Agreement to be effective January 24, 2005. The amendment provides for the Company’s acceptance of MET’s non-conforming delivery of the bingo software in exchange for MET’s reimbursement to the Company of up to $100,000 for all internal and external costs and expenses related to the completion of the bingo software and the Company’s access to MET’s office and warehouse space to facilitate the completion of the bingo software. The Company intends to complete the development of the bingo software internally. In connection with the amendment, The Company agreed to release the restrictions on 100,000 shares of common stock immediately and on the remaining 700,000 shares commensurate with revised milestone achievements. The amendment did not change the Company’s ownership rights to the completed software. As a result there were no accounting adjustments or revisions attributable to this amendment.

Note 4. Shareholder’s Equity

Common Stock

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

     In November, 2004, the Company completed a private placement (the “Second Offering”) of 1,811,429 Units (“Units”), each consisting of one share of common stock, par value $.01 per share, and five-year warrants to purchase one additional share of common stock at a purchase price of $3.75 per share. The per-Unit price was $2.50 (i.e., raising a gross total of $4,528,573). The Company used two agents in completing the sale of the Units in the Second Offering. As a fee, the Company paid the agents $362,286 in cash, and issued the agents fully-vested five-year warrants to purchase up to 181,143 Units for an exercise price of $2.50 per Unit. In addition, the Company incurred legal fees and other expenses of $70,898 related to the Second Offering.

     In connection with the two transactions, the cash paid and the legal fees incurred were recorded as reductions in the proceeds received.

Preferred Stock

     The Company’s Series A Convertible Preferred Stock has voting rights identical to common stock. In the event of liquidation, the Series A Convertible Preferred shareholders receive a liquidation preference. Although no dividends are required with respect to the Series A Preferred Stock, no dividend shall be paid on any shares of common stock unless comparable dividends are paid on the Series A Convertible Preferred Stock.

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

     As of December 31, 2004, holders of 233,333 shares of the Company’s Series A Convertible Preferred Stock had converted their preferred shares into 526,597 shares of the Company’s $.01 par value common stock. In February 2005, holders of an additional 33,333 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 75,228 shares of the Company’s $.01 par value common stock. At March 31, 2005 there were outstanding 173,334 shares of Series A Convertible Preferred Stock which were convertible into an aggregate of 391,191 shares of the Company’s common stock with a liquidation preference of $260,000.

Note 5. Convertible Note Payable

     On May 20, 2004, the Company received $1,100,000 in a convertible debt investment from Pandora. The note was payable in interest only, at 10% per annum, through August 20, 2004, and thereafter is payable in equal monthly installments over the next 15 months. The note is convertible by Pandora into common stock of Spectre at $2.50 per share, and allows Spectre, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share equal to 90% of the average closing bid price of the common stock over the 30 trading days immediately preceding the payment date. In connection with the financing, Spectre paid a 3% origination fee, issued a fully-vested five-year warrant for the purchase of 200,000 shares of Spectre’s common stock at $2.50 per share, and granted Pandora a security interest in the Company’s assets. The gross proceeds of $1,100,000 were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount, the fair value of the warrants and the beneficial conversion of the note into common stock as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” will be amortized over the life of the promissory note using the straight-line method, which approximates the interest method. The note is convertible by the holder any time in whole or in part upon written notice to the Company. Such conversion is limited to the extent the holder’s beneficial ownership interest would exceed 4.99% of outstanding common stock at conversion. In addition, Spectre agreed to file a registration statement by November 3, 2004, which date was extended to November 30, 2004, with the SEC, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the note and warrant issued to Pandora, and cause the same to be effective by February 1, 2005. The Company filed the registration statement on November 30, 2004 and the registration statement was declared effective on January 24, 2005. In connection with the financing, the Company also paid a finder’s fee to Blake of $50,000 and issued a fully-vested five-year warrant for the purchase of 50,000 shares of the Company’s common stock at $2.50 per share and a fully-vested five-year warrant for the purchase of 50,000 shares at $3.00 per share, and paid legal fees of $10,000. The fees and the value of the warrants were recorded as deferred financing costs and will be amortized over the life of the convertible debt.

     The allocation of the gross proceeds of the convertible note payable is summarized below as of March 31, 2005:

Convertible note payable, total borrowed	$1,100,000
Value of 200,000 warrants allocated to additional paid in capital	(450,000)
Value of beneficial conversion of note payable allocated to additional paid in capital	(340,000)

Convertible note payable, net of original issue discount	310,000
Amortization of original issue discount	455,878
Principal payments on convertible note	(496,322)

Convertible note payable, net	$269,556

Note 6. Short-term Debt

     On September 10, 2004, the Company issued two $750,000 promissory notes bearing interest at the rate of 10% per annum. One note was issued to Pandora and the other note was issued to Whitebox Intermarket Partners, L.P. (“Whitebox”). The notes were payable interest only through March 10, 2005, at which time the principal was due. In connection with the financing, Spectre paid a 3% origination fee, issued five-year warrants for the purchase of 50,000 shares of Spectre’s common stock at $3.00 per share to both Pandora and Whitebox, and granted Pandora and Whitebox security interests in the Company’s assets. The gross proceeds of $1,500,000 were allocated between the notes and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount and the fair value of the warrants will be amortized over the life of the promissory notes using the straight-line method, which approximates the interest method. In addition, Spectre agreed to file a registration statement by February 1, 2005 with the SEC, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the warrants issued to

Pandora and Whitebox. The Company filed the registration statement on November 30, 2004 and the registration statement was declared effective on January 24, 2005.

     On March 10, 2005, the Company signed amendments to the two $750,000 secured promissory notes issued to Pandora and Whitebox. The amendments extend the due date of the notes to June 10, 2005, which date can be further extended by the Company to September 10, 2005. As part of the amendments the Company agreed to maintain assets whose value equals or exceeds the principal interest amounts then owned under the notes. For purposes of valuing the assets for compliance under this provision, the Company’s cash shall be valued at 100%, the Company’s accounts receivable shall be valued at 80% and the Company’s inventory and fixed assets shall be valued at 50% of their respective book values. As consideration for the amendments, the Company paid Pandora and Whitebox each $18,750 and is amortizing the expense over the extended period. If the Company elects to extend the notes to September 10, 2005, Pandora and Whitebox will each be entitled to a 2.5% origination fee on the then outstanding principal amount of their respective notes.

     The allocation of the gross proceeds of the short-term debt is summarized below as of March 31, 2005:

Short-term debt, total borrowed	$1,500,000
Value of 100,000 warrants allocated to additional paid in capital	(325,000)

Short-term debt, net of original issue discount	1,175,000
Amortization of original issue discount	325,000

Total short-term debt, net	$1,500,000

Note 7. License Agreement

     On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the License Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company was obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license-fee charges of $187,500, by June 30, 2004. As of March 31, 2005, the Company had not taken delivery of any of the products that include the license fee charges and therefore the minimum license fee paid is included in prepaid expenses at March 31, 2005 and December 31, 2004. Upon receipt of the machines that include the license fees and the placement of the machines, through a participation agreement, into service, the Company will begin amortizing the licenses over the estimated useful life of the machines of 3 years.

Note 8. Related Party Transactions

     The Company incurred expenses from a corporation, owned by a former director of the Company and employing another director and officer of the Company, for rent and consulting services of approximately $28,000 and $33,000 during the three months ended March 31, 2005 and 2004, respectively.

     The Company incurred expenses from a corporation, partially owned by the CEO and director of the Company, for consulting services and expense reimbursements of approximately $25,000 and $0 during the three months ended March 31, 2005 and 2004, respectively. The Company’s CEO also serves as a director of the corporation.

     In February 2004, the Company entered into a consulting agreement with D. Bradly Olah, a greater-than-five-percent shareholder of the Company. Pursuant to the consulting agreement, Mr. Olah received $12,500 per month for four months (ending as of May 31, 2004) in exchange for general consulting services. On June 1, 2004, the Company entered into a new consulting agreement with Mr. Olah providing for payments of $12,500 per month for a two-year term. In connection with the new consulting agreement, Mr. Olah received options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $2.15 per share (the fair value of the stock on the date of grant). Beginning on June 15, 2005, the option vests in 100,000-share increments on each June 15 through 2007, and has a five-year term during which the options must be exercised or forfeited. The options will be valued on the date performance is complete under variable plan accounting using the Black-Scholes pricing model. The options had a value of $487,675 at March 31, 2005, of which $203,198 had been charged to expense through March 31, 2005.

     In connection with the convertible debt financing from Pandora, the Company paid $50,000 and issued two fully-vested three-year warrants to Blake Advisors, LLC, a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company. The warrants were issued in exchange for financial-advisory services rendered by Blake. One warrant grants Blake the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $2.50 per share, and the second warrant grants Blake the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrants were valued at $225,000 using the Black-Scholes pricing model and will be expensed using the straight-line method over the term of the promissory note. For the three months ended March 31, 2005, the Company recorded expense of $37,500 related to these warrants.

Note 9. Significant Customers

     Revenues to three customers accounted for 74% of total revenues during the three months ended March 31, 2005.

Note 10. Subsequent Events

     In April 2005, holders of 130,000 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into an aggregate of 293,389 shares of the Company’s $.01 par value common stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation

     The accompanying management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2004, included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Results of Operations

The Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

     Revenues. Revenues for the three months ended March 31, 2005 were $89,000 as compared with $0 for the three months ended March 31, 2004. The increase in revenues is the result of the Company placing its gaming machines in Native American casinos starting in October 2004. The Company had not placed any machines, and therefore recognized no revenue, during the three months ended March 31, 2004.

     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2005 and 2004 were $95,000 and $850,000, respectively. Research and development expenses during the three months ended March 31, 2005 consisted primarily of salary expense and consulting expense. On March 4, 2004, the Company signed an agreement with MET Games, Inc. (“MET”) to purchase certain Linux-based software and technology being developed by and owned by MET for the operation of certain gaming computers and systems. Pursuant to the agreement, the Company made a $250,000 cash payment to MET and issued 800,000 unregistered, restricted shares of the Company’s common stock. The Company will utilize the software as it develops its business opportunities in the Native American Class II and charitable gaming markets.

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

     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2005 were $404,000 as compared with $0 for the three months ended March 31, 2004. Sales and marketing expense for the three months ended March 31, 2005 consisted primarily of salary and consulting expenses. In addition, there were expenses related to travel, promotions, regulatory game approval and theme development during the three months ended March 31, 2005.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2005 and 2004 were $397,000 and $187,000, respectively. The selling, general and administrative expenses for the three months ended March 31, 2005 primarily consisted of salary and employee related epenses, travel expense, professional fees, insurance and rent expense. General and administrative expenses for the three months ended March 31, 2004 primarily consisted of salaries, professional services, consulting and travel expenses. The increases in expense in 2005 as compared to 2004 primarily resulted from the Company commencing operations in the Native American and charitable gaming markets. To execute on the opportunity in these markets, the Company has hired employees and engaged consultants which significantly increased these expenses. General and administrative expense for the three months ended March 31, 2005, includes an offset against expenses of $86,000 related to changes in fair value of options and warrants granted to consultants.

     Net Other Expense. Net interest expense was $389,000 for the three months ended March 31, 2005 as compared with net interest income of $1,000 for the three months ended March 31, 2004. The increase in other expense is primarily due to interest on notes payable to Pandora Select Partners, L.P. (“Pandora”) and Whitebox Intermarket Partners L.P. (“Whitebox”) along with the amortization of the associated debt issuance costs and the amortization of the original issue discounts.

     Net Loss. The Company incurred a net loss of $1,239,000 and $1,036,000 for the three months ended March 31, 2005 and 2004, respectively. The increased net losses for the three months ended March 31, 2005 as compared with March 31, 2004 is primarily the result of the Company commencing operations in the Native American and charitable gaming markets which involve significant increases in employee and consulting expense. The net loss for the three months ended March 31, 2004, includes the expense related to the consideration given in the MET transaction. The net loss also includes $399,000 of interest expense for the three months ended March 31, 2005.

     Liquidity and Capital Resources. The Company had working capital of $1,217,000 and $2,661,000 at March 31, 2005 and December 31, 2004, respectively. Cash used in operations was $1,088,000 and $388,000 for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, the primary uses of cash were to fund the Company’s net loss, purchase inventory and a decrease in accounts payable. These uses were partially offset by non-cash charges related to amortization of original debt issue discount, amortization of debt issuance costs and depreciation and amortization. For the three months ended March 31, 2004, the primary use of cash was to fund the Company’s net loss partially offset by a decrease in prepaid expenses and increases in accounts payable, payroll and related taxes and accrued expenses. For the three months ended March 31, 2004, a non-cash expense related to common stock issued for development services also partially offset cash used to fund the Company’s operating loss.

     Cash used in investing activities was $65,000 and $0 for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 the Company used cash for capital expenditures, primarily at its El Cajon, California location.

     Cash used in financing activities was $178,000 for the three months ended March 31, 2005 as compared with cash provided by financing activities of $1,075,000 for the three months ended March 31, 2004. Payments on notes payable used $140,000 and debt financing costs used $37,500 of cash during the three months ended March 31, 2005. In November 2003, the Company began a private placement which ended in March 2004 (the “Offering”). A majority of the sales of the Company’s common stock occurred after December 31, 2003. In the Offering, the Company sold a total of 1,796,829 shares of its common stock (of which 1,531,989 were sold in 2004) for a per share price of $0.75 (i.e., raising a gross total of $1,347,626, $1,148,996 of which was raised in 2004). The Company used an agent for a portion of these sales. As a fee, the Company paid the agent $62,550 in cash and issued the agent five-year warrants to purchase up to 83,400 shares of the Company’s common stock for an exercise price of $0.75 per share.

     On May 20, 2004, the Company received $1,100,000 in a convertible debt investment from Pandora. The related promissory note was payable in interest only, at 10% per annum, through August 20, 2004, and thereafter is payable in equal monthly installments over the next 15 months. The note is convertible by Pandora into common stock of Spectre at $2.50 per share, and allows Spectre, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share equal to 90% of the average closing bid price of the common stock over the 30 trading days immediately preceding the payment date. In connection with the financing, Spectre paid a 3% origination fee, issued a fully-vested five-year warrant for the purchase of 200,000 shares of Spectre’s common stock at $2.50 per share, and granted Pandora a security interest in the Company’s assets. In addition, Spectre agreed to file a registration statement by November 3, 2004 with the U.S. Securities and Exchange Commission (the “SEC”), covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the note and warrant issued to Pandora, and cause the same to be declared effective by February 1, 2005. The registration statement was declared effective on January 24, 2005. In connection with the financing, the Company also paid a finder’s fee to Blake Capital Advisors, LLC (“Blake”) of $50,000 and issued a fully-vested five-year warrant for the purchase of 50,000 shares of the Company’s common stock at $2.50 per share and a fully-vested five-year warrant for the purchase of 50,000 shares at $3.00 per share. Net cash received by the Company after paying the finders fee, origination fee and legal cost of the lender of $10,000 was $1,007,000.

     On September 10, 2004, the Company issued two $750,000 promissory notes accruing interest at 10% per annum. One note was issued to Pandora and the other note was issued to Whitebox. The notes are payable interest only through March 10, 2005, at which time the principal is due. In connection with the financing, Spectre paid a 3% origination fee, issued fully-vested five-year warrants for the purchase of 50,000 shares of Spectre’s common stock at $3.00 per share to both Pandora and Whitebox, and granted Pandora and Whitebox security interests in the Company’s assets. In addition, Spectre agreed to file a registration statement by November 3, 2004 with the SEC, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the warrants issued to Pandora and Whitebox, and cause the same to be declared effective by February 1, 2005. The registration statement was declared effective on January 24, 2005. Net cash received by the Company after paying the origination fee and legal costs of the lenders of $5,000 was $1,450,000.

     On March 10, 2005, the Company signed amendments to the two $750,000 secured promissory notes issued to Pandora and Whitebox. The amendments extend the due date of the notes to June 10, 2005, which date can be further extended by the Company to September 10, 2005. As part of the amendments the Company agreed to maintain assets whose value equals or exceeds the principal interest amounts then owned under the notes. For purposes of valuing the assets for compliance under this provision, the Company’s cash shall be valued at 100%, the Company’s accounts receivable shall be valued at 80% and the Company’s inventory and fixed assets shall be valued at 50% of their respective book values. As consideration for the amendments, the Company paid Pandora and Whitebox each $18,750. If the Company elects to extend the notes to September 10, 2005, Pandora and Whitebox will each be entitled to a 2.5% origination fee on the then outstanding principal amount of their respective note.

     The decrease in additional paid-in capital relates to a $474,497 reduction for cancelled options and a change in the fair value of options issued to non-employees pursuant to EITF 96-18

     On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the License Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company was obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license-fee charges of $187,500, by June 30, 2004. As of March 31, 2005, the Company had purchased 100 game cabinets from Bally.

     The Company expects to spend a significant amount on capital equipment purchases over the next twelve months, primarily as it places its gaming machines in Native American and charitable gaming facilities. The Company expects that it will use debt and/or equity financing to purchase this equipment.

     Management believes that its cash should be sufficient to satisfy its cash requirements for the next three months. The Company will need to obtain additional cash to meet its needs, including repaying the notes described above, beyond that period and has been actively pursuing additional financing.

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

     Our independent auditors have substantial doubt about our ability to continue as a going concern. We have had net losses for the three months ended March 31, 2005 and the year ended December 31, 2004, and we had an accumulated deficit as of March 31, 2005 and December 31, 2004. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing a new line of business, this diminishes our ability to accurately forecast our revenues and expenses. Our ability to continue as a going concern depends, in large part, on our ability to raise sufficient capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

     We are highly dependent on the services provided by certain executives and key personnel. Our success in the Native American and charitable gaming markets depends in significant part upon the continued service of certain senior management and other key personnel. In particular, we are materially dependent upon the services of Russell C. Mix, a director of the Company and our President and Chief Executive Officer. We have an employment agreement with Mr. Mix, but if Mr. Mix should no longer serve the Company it would likely have a materially adverse impact on our business, financial condition and operations. The Company has not secured any “key person” life insurance covering the life of Mr. Mix.

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

     Our officers and directors, together with certain affiliates, possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock. As of April 27, 2005, our officers and directors collectively possess beneficial ownership of 520,553 shares of our common stock, which represents approximately 3.8% of our common stock. Certain other significant shareholders, including Perkins Capital Management, Inc., Ronald E. Eibensteiner, and Wayne W. Mills, collectively possess beneficial ownership of a total of 5,693,454 shares of common stock, which represents approximately 42.8% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 45.3% of our common stock. This represents a significant and controlling portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.

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

     As of March 31, 2005, we had 12,888,213 shares of common stock outstanding and a further 6,749,888 shares of our common stock had been reserved as follows:

•	2,300,000 shares for issuance under our existing stock option plans, of which options relating to 904,166 shares were outstanding;

•	1,751,942 shares for issuance pursuant to stock option agreements entered into outside of stock option plans; and

•	2,697,946 shares issuable upon the exercise of outstanding warrants.

     In addition to the shares noted above, our board of directors has designated 466,666 of our shares for issuance as “Series A Convertible Preferred Stock.” During the fiscal year ended December 31, 2001, the Company issued 440,000 shares of Series A Convertible Preferred Stock. As of March 31, 2005, shareholders holding 266,666 shares of Series A Convertible Preferred Stock had converted their preferred shares into shares of our common stock. As a result, there remain 173,334 shares of Series A Convertible Preferred Stock outstanding as of March 31, 2005, which shares are currently convertible into an additional 391,191 shares of our common stock.

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

Off-Balance-Sheet Arrangements

               The Company has no off-balance-sheet arrangements.

Critical Accounting Estimates

     Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) property, plant and equipment, (c) inventory and (d) the valuation of stock-based compensation awarded. The Company derives its gaming revenues in primarily two ways, outright sales of machines to customers, and participation arrangements with its Native American customers. Revenue for machine sales is recorded upon shipment. Under the participation arrangements, the Company retains ownership of the equipment installed at a customer site and receives revenue based on a percentage of the hold per day generated by each gaming system, which is generally considered both realizable and earned at the end of each gaming day. The Company accounts for the participation agreements as operating leases. Property, equipment and leasehold improvements and leased gaming equipment were stated at cost. Depreciation of an asset was recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Inventory, which consists principally of gaming products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market. The Company uses the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options and stock based compensation. The Company uses Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” to value options and warrants issued to non-employees. Management’s estimates of the fair value of each option and warrant granted is calculated using the Black-Scholes pricing model with weighted-average assumptions including risk free interest rate, expected life of options granted, expected volatility range, and expected dividend yield.

Forward-Looking Statements

     This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements made in this report which are not historical in nature, including but not limited to statements using the terms “may,” “expect to,” “believe,” “should,” “anticipate,” and other language employing a future aspect, are referred to as forward-looking statements, should be viewed as uncertain and should not be relied upon. Although our management believes that the results reflected in or suggested by these forward-looking statements are reasonable, all forward-looking statements involve risks and uncertainties and our actual future results may be materially different from the expectations expressed in such forward-looking statements. In particular, all statements included herein regarding activities, events or developments that the Company expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

     Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include those risk factors summarized above. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 2004 and other recent filings with the SEC.

Item 3. Controls and Procedures

     The Company carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness, as of March 31, 2005, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. During the course of their audit of our consolidated financial statements for fiscal 2004, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II Other Information

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

     The disclosures made in Note 10 of the financial statements (see Item 1 of Part I of this report) regarding sales and issuances of the Company’s securities during the period beginning January 1, 2005 and ending March 31, 2005 are hereby incorporated into this Item 2 of Part II by this reference.

     On January 24, 2005, the Company issued options to purchase up to 150,000 shares of the Company’s common stock to Mr. Witcher upon his appointment to the Company’s Board of Directors.

     On February 9, 2004, the Company issued options to purchase up to 250,000 shares of the Company’s common stock to Mr. Brimmer upon his appointment to the Company’s Board of Directors.

     During the three months ended March 31, 2005, the Company issued an aggregate of 37,691 shares of the Company’s common stock to Pandora, in lieu of payments of $ 75,728 in principal and interest, under the promissory note issued to Pandora in connection with the May 20, 2004 borrowing described in Note 5 of the financial statements (see Item 1 of Part I of this report).

Item 6. Exhibits

(a) Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

SIGNATURES

     Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRE GAMING, INC.

Date: May 12, 2005	By:	/s/ Russell C. Mix

	Title:	President and Chief Executive Officer

Date: May 12, 2005	By:	/s/ Brian D. Niebur

	Title:	Chief Financial Officer
(Principal Accounting Officer)