Form 10QSB
period 2005-06-30
SPECTRE GAMING INC
filed 2005-08-15
CIK 891389

United States
Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,393,079 shares of common stock outstanding as of August 5, 2005, par value $.01 per share.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Spectre Gaming, Inc.
Form 10-QSB
Quarter Ended June 30, 2005

PART I - Financial Information
Item 1. Financial Statements
Spectre Gaming, Inc.
Balance Sheets

	As of June 30, 2005	As of December 31, 2004
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$602,031	$2,431,280
Accounts receivable	38,445	7,347
Other receivables	76,561	--
Inventory	2,185,387	2,530,683
Prepaid license fees	187,500	187,500
Deposits	34,133	51,258
Prepaid expenses	78,653	36,939
Total current assets:	3,202,710	5,245,007

Property, equipment and leasehold improvements, net	106,947	77,677
Leased gaming equipment, net	1,118,912	734,720
Long-term technology and distribution rights	4,897,849	--
Other assets	641,643	213,587
Total Assets:	$9,968,061	$6,270,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible note payable, net	$179,527	$354,134
Current portion of long-term debt	1,500,000	--
Short-term debt, net	3,000,000	1,373,611
Accounts payable	741,741	687,518
Accrued payroll	17,551	--
Accrued expenses	250,613	168,791
Accrued payable - long-term technology and distribution rights	1,000,000	--
Total current liabilities:	6,689,432	2,584,054

Long-term debt, less current portion	1,500,000	--
Total liabilities:	8,189,432	2,584,054

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 100,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares--466,666
Issued and outstanding shares: 43,334 and 206,667 shares at June 30, 2005 and December 31, 2004, respectively	433	2,067
($65,000 and $310,000 liquidation preference at June 30, 2005 and December 31, 2004, respectively)
Common stock, par value $.01 per share:
Authorized shares--99,533,334
Issued and outstanding shares: 13,374,149 and 12,888,213 at June 30, 2005 and December 31, 2004, respectively	133,741	128,882
Additional paid-in capital	26,199,450	25,087,624
Accumulated deficit	(23,718,447)	(20,608,011)
Deferred equity compensation	(836,548)	(923,625)
Total shareholders’ equity:	1,778,629	3,686,937
Total liabilities and shareholders’ equity:	$9,968,061	$6,270,991

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Gaming revenue	$159,784	$--	$248,884	$--
Cost of revenues	131,997	--	175,090	--
Gross profit	27,787	--	73,794	--

OPERATING EXPENSES:
Research and development	110,100	--	205,032	850,000
Sales and Marketing	531,743	--	935,960	--
General and administrative	875,290	662,813	1,271,866	849,796
Total Operating Expenses:	1,517,133	662,813	2,412,858	1,699,796

Operating loss	(1,489,346)	(662,813)	(2,339,064)	(1,699,796)
OTHER INCOME (EXPENSE):
Interest income	3,590	1,442	13,574	2,098
Interest expense	(385,742)	(70,045)	(784,946)	(70,045)
Net Loss:	$(1,871,498)	$(731,416)	$(3,110,436)	$(1,767,743)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.14)	$(0.07)	$(0.24)	$(0.18)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	13,288,433	10,502,870	13,115,829	9,658,311

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(3,110,436)	$(1,767,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,876	317
Provision for inventory obsolescence	30,000	--
Common stock issued for purchased research and development	--	700,000
Stock options and warrants issued for services	378,833	66,479
Amortization of original issue discount	389,722	60,879
Amortization of debt issuance costs	248,358	24,506
Amortization of license fees	102,151	--
Changes in operating assets and liabilities:
Accounts receivable	(31,098)	--
Other receivables	(76,561)	--
Inventory	(154,575)	(1,235,537)
Deposits	23,775	--
Prepaid license fees	--	(187,500)
Prepaid expenses	(41,714)	8,507
Other assets	--	(4,650)
Accounts payable	54,223	552,108
Accrued payroll	17,551	(3,942)
Accrued expenses	81,822	32,374
Net cash used in operating activities:	(1,963,073)	(1,754,202)

Investing activities
Purchases of property, equipment and leasehold improvements	(68,467)	(11,862)
Technology and distribution rights	(1,000,000)	--
Net cash used in investing activities:	(1,068,467)	(11,862)

Financing activities
Debt issuance costs	(105,000)	(93,000)
Proceeds from sale of common stock, net of issuance costs	--	1,067,040
Proceeds from convertible note payable and common stock warrants issued	--	1,100,000
Proceeds from notes payable	1,500,000	--
Payments on convertible notes payable	(192,709)	--
Net cash provided by financing activities:	1,202,291	2,074,040
Increase (decrease) in cash and cash equivalents	(1,829,249)	307,976
Cash and cash equivalents at beginning of year	2,431,280	323,675
Cash at end of period:	$602,031	$631,651

Supplemental cash flow information:
Cash paid for interest	$111,547	$9,166

Non-cash Investing and Financing Activities:
Common stock issued for payment on convertible notes payable	$245,231	$--
Warrants issued for services relating to debt issuance	$578,064	$225,000
Inventory transferred to leased gaming equipment	$469,871	$--
Accrued payable in exchange for long-term technology and distribution rights	$1,000,000	$--
Unsecured promissory note in exchange for long-term technology and distribution rights	$3,000,000	$--

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
(unaudited)

Note 1. Business Description.

Spectre Gaming, Inc. (the “Company” or “Spectre,”“we,”“us” or “ours”) (formerly OneLink, Inc.) was incorporated in Minnesota in June 1990 under the name MarketLink, Inc. At that time, the Company provided telecommunications-based business-intelligence services to client end users. In January 1997, the Company changed its name to OneLink Communications, Inc., and later in June 2000, changed its name to OneLink, Inc. In July 2002, the Company ceased operating its telecommunications-based business, and in December 2002 sold substantially all of its assets. In September 2003, the Company adopted a new business plan focused on providing interactive electronic games to the Native American and charitable gaming markets, and in January 2004 changed its name to Spectre Gaming, Inc. The Company now designs and develops networks, software and content that provide its customers with a comprehensive gaming system, and begun placing its gaming machines on casino floors.

To fund its business, the Company has engaged in debt and equity financing. The Company anticipates engaging in additional financings in the future. Nevertheless, there can be no assurance the Company will raise the necessary capital to fund its business.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the quarter and six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, had an accumulated deficit at June 30, 2005 and does not have adequate liquidity to fund its operations through out fiscal 2005. The financial statements do not include any adjustments that might result from the outcome of this condition.

Note 2. Summary of Significant Accounting Policies.

Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2004, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

The Company records amounts being charged to customers for shipping and handling as sales in accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Shipping and handling costs incurred by the Company are included in cost of goods sold.

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

Accounts Receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. No allowance was considered necessary at June 30, 2005 and December 31, 2004, respectively.

The Company extends unsecured credit to customers in the normal course of business.

Inventory. Inventory, which consists principally of gaming products and related materials, is stated at the lower of cost (determined on the first-in, first-out method) or market. At June 30, 2005, the Company had $376,494 of finished goods inventory and $1,808,893 of spare parts and gaming cabinets. At December 31, 2004 the Company had $652,114 of finished goods inventory and $1,878,569 of spare parts and gaming cabinets.

Prepaid License Fees. $187,500 of the prepaid license fees relate to licenses associated with the themes of certain gaming machines which are licensed from unrelated parties. Under participation agreements and upon the placement of the machines into service, the Company will begin amortizing the licenses over the estimated useful life of the pertinent machines of 3 years.

Leased Gaming Equipment and Property, Equipment and Leasehold Improvements. Leased gaming equipment and property, equipment and leasehold improvements were stated at cost. Gaming machines placed with customers under participation arrangements are included in leased gaming equipment. Depreciation of an asset is recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations. Depreciation and amortization expense on leased gaming equipment and property, equipment and leasehold improvements was $65,489 and $124,876 for the three and six months ended June 30, 2005, respectively and was $317 for both the three and six months ended June 30, 2004.

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

Technology and Distribution Rights. The Company’s technology and distribution rights relate to a $5,000,000 fee for redemption technology licensed from Bally Gaming, Inc. The technology and distribution rights are being amortized over the five year term of the agreement. (Note 8)

Debt Issuance Costs. The Company capitalizes debt issuance costs and amortizes the costs over the life of the loan using the straight-line method, which approximates the interest method. The capitalized costs related to the convertible debt investment from Pandora Select Partners L.P. (“Pandora”) in May 2004 include the origination fee paid to Pandora of $33,000, the $50,000 cash paid to Blake Capital Advisors, LLC (“Blake”), the value of the warrants issued to Blake and $10,000 of legal fees, and are included in other assets in the financial statements. The warrants issued to Blake were valued at $225,000 using the Black-Scholes pricing model. The capitalized costs related to the loans from Pandora and Whitebox Intermarket Partners L.P. in September 2004 include the origination fee paid of $45,000 and $5,000 of legal fees. The capitalized costs related to the loans from Pandora and Whitebox Intermarket Partners L.P. in September 2004 also include the fee paid in March 2005 of $37,500 to allow the Company to extend the due date of the notes. The capitalized costs related to the loan from Crown Bank in June 2005 inlcude the origination fee paid of $30,000 and the value of the warrants issued to Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer, and greater-than-ten-percent shareholder) and D. Bradly Olah for their personal guarantee of the loan. The warrants issued to Messrs. Eibnsteiner and Olah were valued at $578,064 using the Black-Scholes pricing model. At June 30, 2005 the Company had $641,643 of debt issuance cost and at December 31, 2004, the Company had debt issuance costs of $206,937 classified as other assets on the balance sheet. Amortization expense of the debt issuance costs for the three months ended June 30, 2005 and 2004 was $162,024 and $24,506, respectively and for the six months ended June 30, 2005 and 2004 was $248,358 and $24,506, respectively. Estimated future amortization of debt issuance costs is $641,643 for the year ending December 31, 2005.

Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a software’s technological feasibility has been established and ending when the software code is completed and incorporated in gaming systems. The Company uses the working model approach to determine technological feasibility. Generally, the Company’s software is placed into gaming products soon after technological feasibility has been established. As a result, the Company has not capitalized any internal software development costs, since such costs have not been significant and the products are released shortly after technological feasibility. Research and development expense was $110,100 and $0 for the three months ended June 30, 2005 and 2004, respectively and was $205,032 and $850,000 for the six months ended June 30, 2005 and 2004, respectively.

Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and six months ended June 30, 2005 and 2004.

Employees

Stock-Based Compensation. In accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 "Accounting for Stock Based Compensation", using the Black-Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, “Accounting for Stock Based Compensation.”

The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants issued to employees. Had compensation costs for the Company's stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(1,871,498)	$(731,416)	$(3,110,436)	$(1,767,743)
Pro forma	(2,084,030)	(866,488)	(3,554,743)	(2,016,114)

Basic and diluted net loss per common share
As reported	$(0.14)	$(0.07)	$(0.24)	$(0.18)
Pro forma	(0.16)	(0.08)	(0.27)	(0.21)

Stock-based compensation
As reported	$--	$--	$--	$--
Pro forma	212,532	135,072	444,307	248,371

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk Free interest rate	4.01%	3.83%	3.72%	2.93%
Expected life	4.0 years	5.0 years	4.7years	5.0 years
Expected volatility	150%	644%	145%	637%
Expected dividends	0%	0%	0%	0%

Non-employees

Through June 30, 2005, the Company issued options and warrants to purchase 1,711,666 shares of the Company’s common stock to non-employees, mostly consultants, with exercise prices ranging from $0.75 per share to $3.30 per share and expiring at various times through June 2014. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options on the earlier of the date a performance commitment is met or the date the performance is complete. The Company recorded an expense of $385,417 and $66,479 for the three months ended June 30, 2005 and 2004, respectively, and an expense of $378,833 and $66,479 for the six months ended June 30, 2005 and 2004, respectively, in accordance with EITF 96-18. During the six months ended June 30, 2005, options for 65,000 shares of the Company’s common stock were cancelled.

Reclassifications. Certain accounts in the prior quarter financial statements have been reclassified for comparative purposes to conform with the presentation in the current quarter financial statement. These reclassifications had no effect on the net loss or shareholders’ equity.

Recent Accounting Pronouncements. In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

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

On February 3, 2005, the Company and MET executed an amendment to the Software Development Agreement to be effective January 24, 2005. The amendment provides for the Company’s acceptance of MET’s non-conforming delivery of the bingo software in exchange for MET’s reimbursement to the Company of up to $100,000 for all internal and external costs and expenses related to the completion of the bingo software and the Company’s access to MET’s office and warehouse space to facilitate the completion of the bingo software. As of June 30, 2005, $76,561 has been recorded as an other receivable for expenses related to completion of the software. The Company intends to complete the development of the bingo software internally. In connection with the amendment, the Company agreed to release the restrictions on 100,000 shares of common stock immediately and on the remaining 700,000 shares commensurate with revised milestone achievements. The amendment did not change the Company’s ownership rights to the completed software. As a result there were no accounting adjustments or revisions attributable to this amendment.

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

As of December 31, 2004, holders of 233,333 shares of the Company’s Series A Convertible Preferred Stock had converted their preferred shares into 526,597 shares of the Company’s $.01 par value common stock. In February 2005, holders of an additional 33,333 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 75,228 shares of the Company’s $.01 par value common stock and in April 2005, holders of an additional 130,000 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 293,389 shares of the Company’s $.01 par value common stock. At June 30, 2005 there were outstanding 43,334 shares of Series A Convertible Preferred Stock which were convertible into an aggregate of 97,798 shares of the Company’s common stock with a liquidation preference of $65,000.

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

The allocation of the gross proceeds of the convertible note payable is summarized below as of June 30, 2005:

Convertible note payable, total borrowed	$1,100,000
Value of 200,000 warrants allocated to additional paid in capital	(450,000)
Value of beneficial conversion of note payable allocated to additional paid in capital	(340,000)
Convertible note payable, net of original issue discount	310,000
Amortization of original issue discount	587,545
Principal payments on convertible note	(718,018)
Convertible note payable, net	$179,527

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

On March 10, 2005, the Company signed amendments to the two $750,000 secured promissory notes issued to Pandora and Whitebox. The amendments extend the due date of the notes to June 10, 2005, which date was further extended by the Company to September 10, 2005. As part of the amendments the Company agreed to maintain assets whose value equals or exceeds the principal interest amounts then owned under the notes. For purposes of valuing the assets for compliance under this provision, the Company’s cash shall be valued at 100%, the Company’s accounts receivable shall be valued at 80% and the Company’s inventory and fixed assets shall be valued at 50% of their respective book values. As consideration for the amendments, the Company paid Pandora and Whitebox each $18,750 and amortized the expense over the first extension period. In June 2005, the Company elected to extend the notes to September 10, 2005, and paid Pandora and Whitebox each $18,750 and is amortizing the expense over the second extension period.

The allocation of the gross proceeds of the short-term debt is summarized below as of June 30, 2005:

Short-term debt, total borrowed	$1,500,000
Value of 100,000 warrants allocated to additional paid in capital	(325,000)
Short-term debt, net of original issue discount	1,175,000
Amortization of original issue discount	325,000
Total short-term debt, net	$1,500,000

Note 7. Class II License Agreement

On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the License Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company was obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license-fee charges of $187,500, by June 30, 2004. As of June 30, 2005, the Company had not taken delivery of any of the products that include the license fee charges and therefore the minimum license fee paid is included in prepaid expenses at June 30, 2005 and December 31, 2004. Upon receipt of the machines that include the license fees and the placement of the machines, through a participation agreement, into service, the Company will begin amortizing the licenses over the three-year estimated useful life of the machines.

Note 8. Redemption Technology and Supply Agreement

On May 24, 2005, the Company entered into a Redemption Technology and Supply Agreement (the “Agreement”) with Bally Gaming, Inc., a Nevada corporation.

Under the Agreement Bally granted to the Company: (i) an exclusive license to market and distribute redemption games using equipment containing certain proprietary technology of Bally; (ii) an exclusive license to utilize the technology to develop redemption games and gaming systems; and (iii) a non-exclusive license to use the technology for purposes ancillary to the foregoing (collectively, the “License”). In addition to obtaining the License, the Agreement provides that the Company shall have the right to exclusively license Bally-owned game themes for use with the Company’s redemption games and systems.

The Agreement and the License last for an initial term of five years, but may be extended if the Company meets certain performance targets. Under the Agreement, the Company will pay an upfront License fee of $5 million, payable as follows: $1 million is due on or prior to June 23, 2005; $1 million is due no later than August 15, 2005; and the remaining $3 million is payable pursuant to an unsecured two-year promissory note providing payments in four equal installments on each successive six-month anniversary of the Agreement. The note bears interest at 12% per annum. In addition to the License fee, beginning in January 2007 the Agreement requires the Company to pay royalties monthly based on the number of in-service redemption games during each day of the Agreement’s term. As of June 30, 2005, the Company has paid the $1 million due on June 23, 2005 and recorded liabilities for the remaining $4 million payable to Bally.

Under the Agreement, the Company will have the right to have Bally provide transition training services so that Company employees may become familiar with the licensed technology. The Agreement also provides fixed pricing for the Company’s (i) purchase of electronic components containing the licensed technology, (ii) purchase of gaming cabinets in which to house redemption games employing the licensed technology, (iii) purchase of materials to convert the redemption games into video lottery terminals and/or Class III gaming machines (i.e., slot machines), and (iv) acquisition from Bally of other services on an hourly basis.

Note 9. Bank Promissory Note

On June 21, 2005, the Company issued a $1.5 million unsecured promissory note to Crown Bank of Edina, Minnesota. The note is due on August 31, 2005 and bears interest at 1% above prime (7.25% at June 30, 2005). In connection with this loan the Company paid a two percent origination fee, which is being amortized until August 31, 2005. The loan was guaranteed by two persons, Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer, and a greater-than-ten-percent shareholder) and D. Bradly Olah, who became our President on August 2, 2005. In exchange for their guarantees, the Company issued each of the foregoing guarantors five-year warrants to purchase 150,000 shares of the Company’s common stock at the price of $2.20, the closing price of the common stock on the date of issuance. The warrants were valued at $578,064 using the Black Scholes pricing model and will be amortized until August 31, 2005.

Note 10. Related Party Transactions

The Company incurred expenses from a corporation, owned by a former director of the Company and employing another director and officer of the Company, for rent and consulting services of approximately $26,000 and $21,000 during the three months ended June 30, 2005 and 2004, respectively and $54,000 and $45,000 during the six months ended June 30, 2005 and 2004, respectively.

The Company incurred expenses from a corporation, partially owned by the CEO and director of the Company, for consulting services and expense reimbursements of approximately $153,000 and $13,000 during the three months ended June 30, 2005 and 2004, respectively and $178,000 and $13,000 during the six months ended June 30, 2005 and 2004, respectively. The Company’s CEO also serves as a director of the corporation.

In February 2004, the Company entered into a consulting agreement with D. Bradly Olah, then a greater-than-five-percent shareholder of the Company. Pursuant to the consulting agreement, Mr. Olah received $12,500 per month for four months (ending as of May 31, 2004) in exchange for general consulting services. On June 1, 2004, the Company entered into a new consulting agreement with Mr. Olah providing for payments of $12,500 per month for a two-year term. In connection with the new consulting agreement, Mr. Olah received options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $2.15 per share (the fair value of the stock on the date of grant). Beginning on June 15, 2005, the option vests in 100,000-share increments on each June 15 through 2007, and has a five-year term during which the options must be exercised or forfeited. The options will be measured on the date performance is complete; until then variable plan accounting is applied using the Black-Scholes pricing model. The options had a value of $640,954 at June 30, 2005, of which $260,519 had been charged to expense through June 30, 2005.

In connection with the convertible debt financing from Pandora, the Company paid $50,000 and issued two fully-vested three-year warrants to Blake Advisors, LLC, a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company. The warrants were issued in exchange for financial-advisory services rendered by Blake. One warrant grants Blake the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $2.50 per share, and the second warrant grants Blake the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrants were valued at $225,000 using the Black-Scholes pricing model and will be expensed using the straight-line method over the term of the promissory note. For the three and six months ended June 30, 2005, the Company recorded expense of $37,500 and $75,000 related to these warrants.

On June 21, 2005 the Company secured a $1.5 million loan from Crown Bank of Edina, Minnesota. In connection with this loan the Company paid a two percent origination fee, which is being amortized until August 31, 2005. The loan was guaranteed by two persons, Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer, and a greater-than-ten-percent shareholder) and D. Bradly Olah, who became our President on August 2, 2005. In exchange for their guarantees, the Company issued each of the foregoing guarantors five-year warrants to purchase 150,000 shares of the Company’s common stock at the price of $2.20, the closing price of the common stock on the date of issuance. The warrants were valued at $578,064 using the Black Scholes pricing model and will be amortized until August 31, 2005.

Note 11. Significant Customers

Revenues to two customers accounted for 80% of total revenues during the three months ended June 30, 2005 and revenues to two customers accounted for 71% of total revenues during the six months ended June 30, 2005.

Note 12. Subsequent Events

On August 2, 2005, the Company appointed D. Bradly Olah as its President. As part of Mr. Olah’s compensation the Company granted him a ten-year option to purchase up to 500,000 shares of the Company’s common stock at a per share price of $2.55. The options vest as to 166,666 shares on each of August 2, 2006 and 2007 and as to 166,668 shares on August 2, 2008.

On August 15, 2005, the Company received an extention until August 31, 2005 to make the $1 million payment to Bally’s that was due on August 15, 2005.

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

Results of Operations

The Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004

Revenues. Revenues for the three months ended June 30, 2005 were $160,000 as compared with $0 for the three months ended June 30, 2004. Revenues for the six months ended June 30, 2005 were $249,000 as compared with $0 for the six months ended June 30, 2004. The increase in revenues is the result of the Company placing its gaming machines in Native American casinos starting in October 2004. The Company had not placed any machines, and therefore recognized no revenue, during the three and six months ended June 30, 2004.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2005 and 2004 were $110,000 and $0, respectively. Research and development expenses for the six months ended June 30, 2005 and 2004 were $205,000 and $850,000, respectively. Research and development expenses during the three and six months ended June 30, 2005 consisted primarily of salary expense and consulting expense. On March 4, 2004, the Company signed an agreement with MET Games, Inc. (“MET”) to purchase certain Linux-based software and technology being developed by and owned by MET for the operation of certain gaming computers and systems. Pursuant to the agreement, the Company made a $250,000 cash payment to MET and issued 800,000 unregistered, restricted shares of the Company’s common stock. The Company will utilize the software as it develops its business opportunities in the Native American Class II and charitable gaming markets.

Due to the development of the software not having reached technological feasibility on the date of the agreement and the $250,000 cash payment being a significant performance commitment, the Company expensed the cash payment and the value of the common stock, $600,000, as research and development expense in March 2004. The common stock was valued at $0.75 per share, based upon the price of the Company’s then recently completed private placement.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2005 were $532,000 as compared with $0 for the three months ended June 30, 2004. Sales and marketing expenses for the six months ended June 30, 2005 were $936,000 as compared with $0 for the six months ended June 30, 2004. Sales and marketing expense for the three and six months ended June 30, 2005 consisted primarily of salary and consulting expenses associated with placing games in Native American casinos. In addition, there were expenses related to travel, promotions, regulatory game approval and theme development during the three and six months ended June 30, 2005.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2005 and 2004 were $875,000 and $663,000, respectively. General and administrative expenses for the six months ended June 30, 2005 and 2004 were $1,272,000 and $850,000, respectively. The general and administrative expenses for the three and six months ended June 30, 2005 primarily consisted of salary and employee related expenses, travel expense, consulting and professional fees, insurance and rent expense. General and administrative expenses for the three and six months ended June 30, 2004 primarily consisted of salaries, professional services, consulting and travel expenses. The increases in expense in 2005 as compared to 2004 primarily resulted from the Company commencing operations in the Native American and charitable gaming markets. To execute on the opportunity in these markets, the Company has hired employees and engaged consultants which significantly increased these expenses. General and administrative expense for the three and six months ended June 30, 2005 include expenses of $317,000 and $231,000, respectively, related to options and warrants granted to consultants.

Net Other Expense. Net interest expense was $382,000 for the three months ended June 30, 2005 as compared with net interest expense of $69,000 for the three months ended June 30, 2004. Net interest expense was $771,000 for the six months ended June 30, 2005 as compared with net interest expense of $68,000 for the six months ended June 30, 2004. The increase in other expense is primarily due to interest on notes payable to Pandora Select Partners, L.P. (“Pandora”) and Whitebox Intermarket Partners L.P. (“Whitebox”) along with the amortization of the associated debt issuance costs and the amortization of the original issue discounts. Interest expense for the three and six months ended June 30, 2005, also increased due to interest expense on the promissory note issued to Bally Gaming, Inc. and interest expense and amortization of the associated debt issuance costs related to the promissory note issued to Crown Bank.

Net Loss. The Company incurred a net loss of $1,871,000 and $731,000 for the three months ended June 30, 2005 and 2004, respectively. The Company incurred a net loss of $3,110,000 and $1,768,000 for the six months ended June 30, 2005 and 2004, respectively. The increased net losses for the three and six months ended June 30, 2005 as compared with June 30, 2004 is primarily the result of the Company commencing operations in the Native American and charitable gaming markets which involve significant increases in employee and consulting expense. The net loss for the six months ended June 30, 2004, includes the expense related to the consideration paid in the MET transaction. The net loss also includes $386,000 and $785,000 of interest expense for the three and six months ended June 30, 2005, respectively.

Liquidity and Capital Resources. The Company had a working capital deficit of $3,487,000 at June 30, 2005 and working capital of $2,661,000 at December 31, 2004. Cash used in operations was $1,963,000 and $1,754,000 for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, the primary uses of cash were to fund the Company’s net loss and purchase inventory. These uses were partially offset by non-cash charges related to amortization of original debt issue discount, amortization of debt issuance costs, stock options and warrants issued for services and depreciation and amortization and an increase in accrued expenses. For the six months ended June 30, 2004, the primary uses of cash were to fund the Company’s net loss, acquire inventory and to acquire technology and distribution rights. These uses were partially offset by increases in accounts payable, payroll and related taxes and accrued expenses and a non-cash charge related to common stock issued for services.

Cash used in investing activities was $1,068,000 and $12,000 for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 the Company used cash to acquire technology and distribution rights to Bally Gaming, Inc.’s redemption technology and for the six months ended June 30, 2005 and 2004, the Company used cash for capital expenditures, primarily at its El Cajon, California location.

Cash provided by financing activities was $1,202,000 for the six months ended June 30, 2005 as compared with cash provided by financing activities of $2,074,000 for the six months ended June 30, 2004. Proceeds from notes payable provided $4,500,000 of cash during the six months ended June 30, 2005. Payments on notes payable used $192,000 and debt financing costs used $105,000 of cash during the six months ended June 30, 2005. In November 2003, the Company began a private placement which ended in March 2004 (the “Offering”). A majority of the sales of the Company’s common stock occurred after December 31, 2003. In the Offering, the Company sold a total of 1,796,829 shares of its common stock (of which 1,531,989 were sold in 2004) for a per share price of $0.75 (i.e., raising a gross total of $1,347,626, $1,148,996 of which was raised in 2004). The Company used an agent for a portion of these sales. As a fee, the Company paid the agent $62,550 in cash and issued the agent five-year warrants to purchase up to 83,400 shares of the Company’s common stock for an exercise price of $0.75 per share.

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

On March 10, 2005, the Company signed amendments to the two $750,000 secured promissory notes issued to Pandora and Whitebox. The amendments extend the due date of the notes to June 10, 2005, which date could be further extended by the Company to September 10, 2005. As part of the amendments the Company agreed to maintain assets whose value equals or exceeds the principal interest amounts then owned under the notes. For purposes of valuing the assets for compliance under this provision, the Company’s cash shall be valued at 100%, the Company’s accounts receivable shall be valued at 80% and the Company’s inventory and fixed assets shall be valued at 50% of their respective book values. As consideration for the amendments, the Company paid Pandora and Whitebox each $18,750 and amortized the expense over the first extension period. In June 2005, the Company elected to extend the notes to September 10, 2005, and paid Pandora and Whitebox each $18,750 and is amortizing the expense over the second extension period.

On May 24, 2005, the Company entered into a Redemption Technology and Supply Agreement (the “Agreement”) with Bally Gaming, Inc., a Nevada corporation (“Bally”).

Under the Agreement Bally granted to the Company: (i) an exclusive license to distribute redemption games using equipment containing certain proprietary technology of Bally; (ii) an exclusive license to utilize the technology to develop redemption games and gaming systems; and (iii) a non-exclusive license to use the technology for purposes ancillary to the foregoing (collectively, the “License”). In addition to obtaining the License, the Agreement provides that the Company shall have the right to exclusively license Bally-owned game themes for use with the Company’s redemption games and systems.

The Agreement and the License last for an initial term of five years, but may be extended if the Company meets certain performance targets. Under the Agreement, the Company will pay an upfront fee of $5 million, payable as follows: $1 million was paid in June 2005; $1 million is due no later than August 15, 2005; and the remaining $3 million is payable pursuant to an unsecured two-year promissory note providing payments in four equal installments on each successive six-month anniversary of the Agreement. The note bears interest at 12% per annum. In addition to the upfront fee, beginning in January 2007 the Agreement requires the Company to pay royalties monthly based on the number of in-service redemption games during each day of the Agreement’s term.

On June 21, 2005, the Company issued a $1.5 million unsecured promissory note to Crown Bank of Edina, Minnesota. The note is due on August 31, 2005 and bears interest at 1% above prime. In connection with this loan the Company paid a two percent origination fee. The loan was guaranteed by two persons, Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer, and a greater-than-ten-percent shareholder) and D. Bradly Olah, who became our President on August 2, 2005. In exchange for their guarantees, the Company issued each of the foregoing guarantors five-year warrants to purchase 150,000 shares of the Company’s common stock at the price of $2.20, the closing price of the common stock on the date of issuance.

On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the License Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company was obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license-fee charges of $187,500, by June 30, 2004. As of June 30, 2005, the Company had purchased 100 game cabinets from Bally.

Management believes that its current cash should be sufficient to satisfy its cash requirements for the next one month. The Company will need to obtain additional cash to meet its needs,The Company expects to spend a significant amount on capital equipment purchases over the next twelve months, primarily as it places its gaming machines in Native American and amusement-with-prize facilities. As a result, the Company expects that it will engage in one or more debt or equity financings.

Risk Factors

We have no operating history and our business plan is currently being tested. We anticipate incurring future losses. We are in the early stages of providing interactive electronic games to the Native American, amusement with prize and charitable gaming industry. We are therefore subject to all of the risks and uncertainties inherent in establishing a new business. We have no prior operating history for these products from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues or achieving profitability. In sum, we have very limited assets, very little operating revenue and uncertain prospects of future profitable operations. We cannot assure you that our operations will be successful and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, development of technology and the competitive environment in which we operate. We anticipate that we will incur losses in the near future.

We will need additional financing in the future and any such financing will likely be dilutive to our existing shareholders. We will likely require additional sources of financing before we can generate revenues needed to sustain operations. In particular, management believes that the Company’s current cash is sufficient to continue operations only through August 2005. Our operations, as currently conducted or anticipated to be conducted, generate costs related to the exploration of additional business opportunities, as well as ongoing personnel, legal and accounting expenses. If we are unable to capitalize on existing opportunities or locate and act on other business opportunities, or if expenditures exceed our current expectations, we will be required to find additional sources of financing. Even if we successfully avail ourselves of current or future opportunities, additional financing may be required to expand or continue being involved in such opportunities.

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

Our independent auditors have substantial doubt about our ability to continue as a going concern. We have had net losses for the three and six months ended June 30, 2005 and the year ended December 31, 2004, and we had an accumulated deficit as of June 30, 2005 and December 31, 2004. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing a new line of business, this diminishes our ability to accurately forecast our revenues and expenses. Our ability to continue as a going concern depends, in large part, on our ability to raise sufficient capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

The proprietary operating system and related gaming products critical to our future success have not been, and may never be, fully developed.  Pursuant to our software development agreement with MET Games, we are developing a Linux-based operating system for use with our proposed Class II games whose outcome are determined by a central server. The development process has not yet been completed and we cannot be certain that the operating system will work as anticipated and required for use in a highly regulated marketplace. The completion of the development of our proposed Linux-based operating system remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet regulatory requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such system and its products. Consequently, there can be no assurance that our proprietary Linux-based operating system will be fully developed or successfully manufactured. Our failure to complete the Linux-based operating system for our proposed Class II games will likely have a materially adverse effect on our business and prospects for future profitability.

Our redemption gaming products, the intellectual property rights for which we license from Bally Gaming, Inc., have not been, and may never be, fully developed. Pursuant to our Redemption Technology and Supply Agreement with Bally Gaming, Inc., we are enhancing a Bally’s amusement-with-play (“AWP”) redemption gaming technology. The development process on the enhancements has not yet been completed and we cannot be certain that the operating system will work as anticipated and required for use in a highly regulated marketplace. The completion of the development of our proposed AWP system remains subject to all the risks associated with the development and manufacture of new products, including unanticipated technical or other problems, failures to meet regulatory requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such system and its products. Consequently, there can be no assurance that our AWP system will be fully developed or successfully manufactured.

Even if successfully developed, our operating systems and gaming products may not be accepted by the marketplace. Our gaming systems and gaming products, even if successfully tested, developed and manufactured, may not be accepted in the gaming marketplace.

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

On March 2, 2004, the Supreme Court denied the Justice Department’s petition for writ of certiorari for the Eighth and Tenth Circuit decisions, which means the Court declined to review the Eighth and Tenth Circuit Court decisions. Because of this action, the Eighth and Tenth Circuit decisions stand. While this result is positive for the gaming industry in general and for us in particular, there can be no assurance that there will not be other legal actions that will result in a classification of our Class II games as Class III games, or that current IGRA regulations will not be repealed. Furthermore, the cases discussed above did not involve bingo-style gaming machines or games whose outcome are determined by a central server (and their corresponding gaming systems) such as those distributed by the Company. The result of any such further attempts to overturn precedent or to reclassify bingo-style gaming machines, such as ours, is beyond our control, and its outcome must be considered a material and significant risk factor.

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic “bonanza-style” bingo games, electronic skill games and non house-banked blackjack games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and “bonanza-style” bingo games and electronic skill games. The compact became effective and the tribes began operating the compacted games in the first quarter of 2005 pursuant to the compact. Vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. In addition, vendors placing games at tribal facilities will have to be licensed by each tribe and all electronic games placed in gaming venues will have to be certified by independent testing laboratories to meet technical specifications published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in February 2005.

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

The new legislation requires Oklahoma tribes to develop their own licensing procedures for their vendors. Our Oklahoma tribal customers are in the early stages of developing these procedures, and we currently have limited, if any, information regarding the ultimate process or expenses involved with securing licensure by the tribes. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our relationships with our customers. As a result of these and other considerations, it remains difficult to forecast the impact on our business from the recent Oklahoma gaming legislation.

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

Our officers and directors, together with certain affiliates, possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock. As of July 19, 2005, our officers and directors collectively possess beneficial ownership of 487,200 shares of our common stock, which represents approximately 3.6% of our common stock. Certain other significant shareholders, including Perkins Capital Management, Inc., Ronald E. Eibensteiner, and Wayne W. Mills, collectively possess beneficial ownership of a total of 5,662,975 shares of common stock, which represents approximately 41.1% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 43.5% of our common stock. This represents a significant and controlling portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.

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

As of June 30, 2005, we had 13,374,149 shares of common stock outstanding and a further 7,008,284 shares of our common stock had been reserved as follows:

•	2,300,000 shares for issuance under our existing stock option plans, of which options relating to 1,204,166 shares were outstanding;

•	1,711,942 shares for issuance pursuant to stock option agreements entered into outside of stock option plans; and

•	2,996,342 shares issuable upon the exercise of outstanding warrants.

In addition to the shares noted above, our board of directors has designated 466,666 of our shares for issuance as “Series A Convertible Preferred Stock.” During the fiscal year ended December 31, 2001, the Company issued 440,000 shares of Series A Convertible Preferred Stock. As of June 30, 2005, shareholders holding 396,666 shares of Series A Convertible Preferred Stock had converted their preferred shares into shares of our common stock. As a result, there remain 43,334 shares of Series A Convertible Preferred Stock outstanding as of June 30, 2005, which shares are currently convertible into an additional 97,798 shares of our common stock.

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

There is currently little trading volume in our common stock, which may make it difficult to sell shares of our common stock. In general, there has been very little trading activity in our common stock. Over the past 50 days, the average daily trading volume (as reported by BigCharts.com) has been approximately 33,000 shares. The relatively small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

Critical Accounting Estimates

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) property, plant and equipment, (c) inventory and (d) the valuation of stock-based compensation awarded. The Company derives its gaming revenues in primarily two ways, outright sales of machines to customers, and participation arrangements with its Native American customers. Revenue for machine sales is recorded upon shipment. Under the participation arrangements, the Company retains ownership of the equipment installed at a customer site and receives revenue based on a percentage of the hold per day generated by each gaming system, which is generally considered both realizable and earned at the end of each gaming day. The Company accounts for the participation agreements as operating leases. Property, equipment and leasehold improvements and leased gaming equipment were stated at cost. Depreciation of an asset was recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Inventory, which consists principally of gaming products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market. The Company uses the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options and stock based compensation. The Company uses Emerging Issues Task Force 96-18 (EITF 96-18), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," to value options and warrants issued to non-employees. Management's estimates of the fair value of each option and warrant granted is calculated using the Black-Scholes pricing model with weighted-average assumptions including risk free interest rate, expected life of options granted, expected volatility range, and expected dividend yield.

Recent Accounting Pronouncement

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements made in this report which are not historical in nature, including but not limited to statements using the terms “may,”“expect to,”“believe,”“should,”“anticipate,” and other language employing a future aspect, are referred to as forward-looking statements, should be viewed as uncertain and should not be relied upon. Although our management believes that the results reflected in or suggested by these forward-looking statements are reasonable, all forward-looking statements involve risks and uncertainties and our actual future results may be materially different from the expectations expressed in such forward-looking statements. In particular, all statements included herein regarding activities, events or developments that the Company expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include those risk factors summarized above. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 2004 and other recent filings with the SEC.

Item 3. Controls and Procedures

The Company carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness, as of June 30, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. During the course of their audit of our consolidated financial statements for fiscal 2004, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II Other Information

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the three months ended June 30, 2005, the Company issued an aggregate of 117,319 shares of the Company’s common stock to Pandora, in lieu of payments of $169,502 in principal and interest, under the promissory note issued to Pandora in connection with the May 20, 2004 borrowing described in Note 5 of the financial statements (see Item 1 of Part I of this report).

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

SPECTRE GAMING, INC.

Date: August 15, 2005	By:	/s/ Russell C. Mix

Russell C. Mix Chief Executive Officer

Date: August 15, 2005	By:	/s/ Brian D. Niebur

Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)