Form 10QSB
period 2005-09-30
SPECTRE GAMING INC
filed 2005-11-14
CIK 891389

United States
Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25764

Spectre Gaming, Inc.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1675041
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1466 Pioneer Way, #10
El Cajon, CA 92020
(Address of principal executive offices)

619-440-6183
(Issuer’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark as to whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [_] NO [X]

APPLICABLE TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,426,939 shares of common stock outstanding as of November 11, 2005, par value $.01 per share.

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

Spectre Gaming, Inc.
Form 10-QSB
Quarter Ended September 30, 2005

PART I - Financial Information
Item 1. Financial Statements
Spectre Gaming, Inc.
Balance Sheets
	As of September 30, 2005	As of December 31, 2004
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,588	$2,431,280
Accounts receivable	22,341	7,347
Other receivables	76,561	—
Inventory	1,593,012	2,530,683
Deposits	34,133	51,258
Prepaid expenses	67,021	36,939
Total current assets	1,970,656	5,057,507

Property, equipment and leasehold improvements, net	106,809	77,677
Leased gaming equipment, net	845,739	734,720
Long-term technology and distribution rights, net	4,647,849	—
Prepaid license fees	187,500	187,500
Other assets	36,945	213,587
Total assets	$7,795,498	$6,270,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible note payable, net	$160,300	$354,134
Current portion of long-term debt	2,250,000	—
Short-term debt, net	3,000,000	1,373,611
Accounts payable	505,929	687,518
Accrued payroll	68,894	—
Accrued expenses	226,026	168,791
Accrued payable - long-term technology and distribution rights	812,567	—
Total current liabilities	7,023,716	2,584,054

Long-term debt, less current portion	750,000	—
Total liabilities	7,773,716	2,584,054

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 100,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares--466,666
Issued and outstanding shares: 43,334 and 206,667 shares at September 30, 2005 and December 31, 2004, respectively	433	2,067
($65,000 and $310,000 liquidation preference at September 30, 2005 and December 31, 2004, respectively)
Series B Variable Rate Convertible Preferred Stock, 30,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01 per share:
Authorized shares--99,503,334
Issued and outstanding shares: 13,426,939 and 12,888,213 at September 30, 2005 and December 31, 2004, respectively	134,269	128,882
Additional paid-in capital	26,643,209	25,087,624
Accumulated deficit	(26,531,185)	(20,608,011)
Deferred equity compensation	(224,944)	(923,625)
Total shareholders’ equity:	21,782	3,686,937
Total liabilities and shareholders’ equity	$7,795,498	$6,270,991

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$150,983	$—	$399,867	$—

Cost of revenues	94,961	—	270,051	—
Gross profit	56,022	—	129,816	—

OPERATING EXPENSES:
Research and development	165,892	—	370,924	850,000
Sales and marketing	389,454	—	1,325,414	—
General and administrative	596,926	722,509	1,868,792	1,547,800
Impairment of gaming equipment in inventory	500,527	—	500,527	—
Impairment of leased gaming equipment	281,459	—	281,459	—
Total operating expenses	1,934,258	722,509	4,347,116	2,397,800

Operating loss	(1,878,236)	(722,509)	(4,217,300)	(2,397,800)

OTHER INCOME (EXPENSE):
Interest income	1,851	1,001	15,425	3,099
Interest expense	(936,353)	(265,067)	(1,721,299)	(359,617)
Net loss	$(2,812,738)	$(986,575)	$(5,923,174)	$(2,754,318)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.21)	$(0.09)	$(0.45)	$(0.27)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	13,404,701	10,994,420	13,213,178	10,106,932

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(5,923,174)	$(2,754,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189,694	5,614
Impairment of gaming equipment in inventory	530,527	—
Impairment of leased gaming equipment	281,459	—
Common stock issued for purchased research and development	—	712,500
Stock options and warrants issued for services	457,819	220,416
Amortization of original issue discount	521,388	228,655
Amortization of debt issuance costs	861,512	83,062
Amortization of long-term technology and distribution rights	352,151	—
Changes in operating assets and liabilities:
Accounts receivable	(14,994)	—
Other receivables	(76,561)	—
Inventory	(116,628)	(1,723,354)
Deposits	15,319	(611,242)
Prepaid license fees	—	(187,500)
Prepaid expenses	(30,082)	(7,095)
Other assets	—	(6,650)
Accrued payable, long-term technology and distribution rights	(187,433)	—
Accounts payable	(181,589)	814,720
Accrued payroll	68,894	(3,942)
Accrued expenses	57,235	99,751
Net cash used in operating activities	(3,194,463)	(3,129,383)

Investing activities
Purchases of property, equipment and leasehold improvements	(87,532)	(90,565)
Technology and distribution rights	(1,000,000)	—
Net cash used in investing activities	(1,087,532)	(90,565)

Financing activities
Debt issuance costs	(105,000)	(143,000)
Proceeds from sale of common stock, net of issuance costs	—	1,067,040
Proceeds from convertible note payable and common stock warrants issued	—	2,600,000
Proceeds from notes payable	2,380,000	—
Payments on convertible notes payable	(246,697)	(69,150)
Net cash provided by financing activities	2,028,303	3,454,890
Increase (decrease) in cash and cash equivalents	(2,253,692)	234,942
Cash and cash equivalents at beginning of year	2,431,280	323,675
Cash at end of period	$177,588	$558,617

Supplemental cash flow information:
Cash paid for interest	$318,354	$36,668

Non-cash Investing and Financing Activities:
Common stock issued for payment on convertible notes payable	$342,136	$—
Warrants issued for services relating to debt issuance	$578,064	$225,000
Inventory transferred to leased gaming equipment	$523,775	$—
Accrued payable in exchange for long-term technology and distribution rights	$812,567	$—
Unsecured promissory note in exchange for long-term technology and distribution rights	$3,000,000	$—

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Notes to Financial Statements
September 30, 2005 and 2004
(unaudited)

Note 1. Business Description.

Spectre Gaming, Inc. (the "Company" or "Spectre,"  "we,"  "us" or "ours") (formerly OneLink, Inc.) was incorporated in Minnesota in June 1990 under the name MarketLink, Inc. At that time, the Company provided telecommunications-based business-intelligence services to client end users. In January 1997, the Company changed its name to OneLink Communications, Inc., and later in June 2000, changed its name to OneLink, Inc. In July 2002, the Company ceased operating its telecommunications-based business, and in December 2002 sold substantially all of its assets. In September 2003, the Company adopted a new business plan focused on providing interactive electronic games to the Native American and charitable gaming markets, and in January 2004 changed its name to Spectre Gaming, Inc. The Company now designs and develops networks, software and content that provide its customers with a comprehensive gaming system, and has begun placing its gaming machines on casino floors.

In May 2005 the Company acquired the exclusive license to a proprietary technology (Alpha-AWP) for the development and deployment of casino-style redemption or amusement-with-prize (AWP) games. The Company has begun the development of AWP games and plans to distribute the games to operators at various retail, commercial and entertainment venues in the United States which allow for such devices.

To fund its business, the Company has engaged in debt and equity financing. The Company anticipates engaging in additional financings in the future. Nevertheless, there can be no assurance the Company will raise the necessary capital to fund its business.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the quarter and nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, had an accumulated deficit at September 30, 2005. Due to the completion of the sale of 7,420 shares of the Company’s Series B Variable Rate Convertible Preferred Stock (the “Series B Preferred Stock”) on October 27, 2005 (see Note 12), the Company believes that it has adequate liquidity to fund its operations at least through March 2006.

Note 2. Summary of Significant Accounting Policies.

Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2004, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Revenue Recognition. The Company currently derives its revenues primarily in two ways, outright sales of machines or participation arrangements with its customers. Revenue for machine sales is recorded upon shipment or upon the expiration of any applicable trial periods granted to the customer. Under the participation arrangements, the Company retains ownership of the equipment installed at a customer site and receives revenue based on a percentage of the hold per day generated by each gaming system, which is generally considered both realizable and earned at the end of each gaming day. The Company accounts for the revenue received on participation agreements as operating lease revenue.

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

Accounts Receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. No allowance was considered necessary at September 30, 2005 and December 31, 2004, respectively.

The Company extends unsecured credit to customers in the normal course of business.

Inventory. Inventory, which consists principally of gaming products and related materials, is stated at the lower of cost (determined on the first-in, first-out method) or market. At September 30, 2005, the Company had $475,135 of finished goods inventory and $1,117,877 of spare parts and gaming cabinets. At December 31, 2004 the Company had $652,114 of finished goods inventory and $1,878,569 of spare parts and gaming cabinets.

During the quarter ended September 30, 2005 the Company determined the carrying cost of certain of its inventory exceeded what it expects to realize from future sales. A charge against earnings was made in the amount of $500,527.

Prepaid License Fees. $187,500 of the prepaid license fees relate to licenses associated with the themes of certain gaming machines which are licensed from unrelated parties. Under participation agreements and upon the placement of the machines into service, the Company will begin amortizing the licenses over the estimated useful life of the pertinent machines of 3 years.

Leased Gaming Equipment and Property, Equipment and Leasehold Improvements. Leased gaming equipment and property, equipment and leasehold improvements were stated at cost. Gaming machines placed with customers under participation arrangements are included in leased gaming equipment. Depreciation of an asset is recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations. Depreciation and amortization expense on leased gaming equipment and property, equipment and leasehold improvements was $64,818 and $189,694 for the three and nine months ended September 30, 2005, respectively and was $5,297 and $5,614 for the three and nine months ended September 30, 2004, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the third quarter ended September 30, 2005, the Company recorded an impairment writedown of assets totaling $281,459 relating to gaming machines placed with customers under participation agreements. Management determined that the writedowns were necessary due to poor performance of the machines placed at customer locations, and management’s anticipated decision to withdraw from the Class II and Class III gaming markets (see Note 12 below).

Technology and Distribution Rights. The Company’s technology and distribution rights relate to a $5,000,000 fee for redemption technology licensed from Bally Gaming, Inc. The technology and distribution rights are being amortized over the five-year term of the agreement. (Note 8)

Debt Issuance Costs. The Company capitalizes debt issuance costs and amortizes the costs over the life of the loan using the straight-line method, which approximates the interest method. The capitalized costs related to the convertible debt investment from Pandora Select Partners L.P. (“Pandora”) in May 2004 include the origination fee paid to Pandora of $33,000, the $50,000 cash paid to Blake Capital Advisors, LLC (“Blake”), the value of the warrants issued to Blake and $10,000 of legal fees, and are included in other assets in the financial statements. The warrants issued to Blake were valued at $225,000 using the Black-Scholes pricing model. The capitalized costs related to the loans from Pandora and Whitebox Intermarket Partners L.P. (“Whitebox”) in September 2004 includes the origination fee paid of $45,000 and $5,000 of legal fees. The capitalized costs related to the loans from Pandora and Whitebox in September 2004 also include the fee paid in March 2005 of $37,500 to allow the Company to extend the due date of the notes. The capitalized costs related to the loan from Crown Bank in June 2005 include the origination fee paid of $30,000 and the value of the warrants issued to Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer) and D. Bradly Olah, who became the Company’s President on August 2, 2005, for their personal guarantee of the loan. The warrants issued to Messrs. Eibensteiner and Olah were valued at $578,064 using the Black-Scholes pricing model. At September 30, 2005 the Company had $28,489 of unamortized debt issuance costs and at December 31, 2004 the Company had unamortized debt issuance costs of $206,937, classified as other assets on the balance sheet. Amortization of the debt issuance costs for the three months ended September 30, 2005 and 2004 was $613,154 and $59,096, respectively and for the nine months ended September 30, 2005 and 2004 was $861,512 and $83,062, respectively. Estimated amortization of remaining debt issuance costs is $28,489 for the year ending December 31, 2005.

Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a software’s technological feasibility has been established and ending when the software code is completed and incorporated in gaming systems. The Company uses the working model approach to determine technological feasibility. Generally, the Company’s software is placed into gaming products soon after technological feasibility has been established. As a result, the Company has not capitalized any internal software development costs, since such costs have not been significant and the products are released shortly after technological feasibility. Research and development expense was $165,892 and $0 for the three months ended September 30, 2005 and 2004, respectively and was $370,924 and $850,000 for the nine months ended September 30, 2005 and 2004, respectively.

Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and nine months ended September 30, 2005 and 2004.

Employees

Stock-Based Compensation. In accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to employees are recorded at fair value, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 "Accounting for Stock Based Compensation", using the Black-Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, “Accounting for Stock Based Compensation.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(2,812,738)	$(986,575)	$(5,923,174)	$(2,754,318)
Pro forma	(3,086,601)	(1,107,739)	(6,641,343)	(3,123,853)

Basic and diluted net loss per common share
As reported	$(0.21)	$(0.09)	$(0.45)	$(0.27)
Pro forma	(0.23)	(0.10)	(0.50)	(0.31)

Stock-based compensation
As reported	$—	$153,937	$—	$220,416
Pro forma	273,863	121,164	718,169	369,535

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Risk Free interest rate	4.17%		2.94%		3.96%		2.93%
Expected life	4.0	years	4.0	years	4.3	years	4.96	years
Expected volatility	162%		642%		148%		637%
Expected dividends	0%		0%		0%		0%

Non-employees

Through September 30, 2005, the Company has outstanding options and warrants to purchase 1,422,366 shares of the Company’s common stock to non-employees, mostly consultants, with exercise prices ranging from $0.75 per share to $3.30 per share and expiring at various times through June 2014. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options on the earlier of the date a performance commitment is met or the date the performance is complete. The Company recorded an expense of $78,986 and $153,937 for the three months ended September 30, 2005 and 2004, respectively, and an expense of $457,819 and $220,416 for the nine months ended September 30, 2005 and 2004, respectively, in accordance with EITF 96-18. During the nine months ended September 30, 2005, options for 265,000 shares of the Company’s common stock were cancelled.

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

On February 3, 2005, the Company and MET executed an amendment to the Software Development Agreement to be effective January 24, 2005. The amendment provides for the Company’s acceptance of MET’s non-conforming delivery of the software in exchange for MET’s reimbursement to the Company of up to $100,000 for all internal and external costs and expenses related to the completion of the software and the Company’s access to MET’s office and warehouse space to facilitate the completion of the software. As of September 30, 2005, $76,561 has been recorded as an other receivable for expenses related to completion of the software. The Company intends to complete the development of the bingo software internally. In connection with the amendment, the Company agreed to release the restrictions on 100,000 shares of common stock immediately and on the remaining 700,000 shares commensurate with revised milestone achievements. The amendment did not change the Company’s ownership rights or limit its risks with respect to the completed software. As a result there were no accounting adjustments or revisions attributable to this amendment.

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

As of December 31, 2004, holders of 233,333 shares of the Company’s Series A Convertible Preferred Stock had converted their preferred shares into 526,597 shares of the Company’s $.01 par value common stock. During the nine months ended September 30, 2005 holders of 163,333 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 368,617 shares of the Company’s $.01 par value common stock. At September 30, 2005 there were outstanding 43,334 shares of Series A Convertible Preferred Stock which were convertible into an aggregate of 97,798 shares of the Company’s common stock with a liquidation preference of $65,000.

On September 29, 2005, the Company filed a certificate of designation with the Minnesota Secretary of State which designates and authorizes for issuance a new series of preferred stock denominated "Series B Variable Rate Convertible Preferred Stock" (the "Series B Preferred Stock"). Under the terms of the certificate of designation, the Company is authorized to issue up to 30,000 shares of the Series B Preferred Stock which are convertible into shares of the Company's common stock. Holders of Series B Preferred Stock will be entitled to cumulative dividends, payable quarterly, in cash or (subject to certain limitations) through the issuance of common stock. Holders of Series B Preferred Stock will not be entitled to vote on matters submitted to a vote of the Company's shareholders, except under limited circumstances set forth in the certificate of designation and as otherwise required under Minnesota law. The certificate of designation provides holders of Series B Preferred Stock with a liquidation preference in the amount of the stated value of their preferred shares plus accrued but unpaid dividends thereon. As of September 30, 2005, the Company had not issued any Series B Preferred Stock. For further information, see Note 12 below.

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

The allocation of the gross proceeds of the convertible note payable is summarized below as of September 30, 2005:

Convertible note payable, total borrowed	$1,100,000
Value of 200,000 warrants allocated to additional paid in capital	(450,000)
Value of beneficial conversion of note payable allocated to additional paid in capital	(340,000)
Convertible note payable, net of original issue discount	310,000
Amortization of original issue discount	719,211
Principal payments on convertible note	(868,911)
Convertible note payable, net	$160,300

On October 27, 2005 the Company issued 200 shares of its Series B Preferred Stock in exchange for the reduction of $200,000 of the balance due Pandora on the $1.1 million convertible note (See Note 12 below). On October 28, 2005 the Company made a payment of $35,457 representing the remaining balance of principal and interest on the note.

Note 6. Short-term Debt

On September 10, 2004, the Company issued two $750,000 promissory notes bearing interest at the rate of 10% per annum. One note was issued to Pandora and the other note was issued to Whitebox. The notes were payable interest only through March 10, 2005, at which time the principal was due. In connection with the financing, Spectre paid a 3% origination fee, issued five-year warrants for the purchase of 50,000 shares of Spectre’s common stock at $3.00 per share to both Pandora and Whitebox, and granted Pandora and Whitebox security interests in the Company’s assets. The warrants contain provisions that provide for the exercise price to be adjusted downward if the Company issues additional common stock or common stock equivalents with a lower exercise price. The gross proceeds of $1,500,000 were allocated between the notes and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount and the fair value of the warrants will be amortized over the life of the promissory notes using the straight-line method, which approximates the interest method. In addition, Spectre agreed to file a registration statement by February 1, 2005 with the SEC, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the warrants issued to Pandora and Whitebox. The Company filed the registration statement on November 30, 2004 and the registration statement was declared effective on January 24, 2005.

On March 10, 2005, the Company signed amendments to the two $750,000 secured promissory notes issued to Pandora and Whitebox. The amendments extend the due date of the notes to June 10, 2005, which date was further extended by the Company to September 10, 2005. As part of the amendments the Company agreed to maintain assets whose value equals or exceeds the principal interest amounts then owned under the notes. For purposes of valuing the assets for compliance under this provision, the Company’s cash shall be valued at 100%, the Company’s accounts receivable shall be valued at 80% and the Company’s inventory and fixed assets shall be valued at 50% of their respective book values. As consideration for the amendments, the Company paid Pandora and Whitebox each $18,750 and amortized the expense over the first extension period. In June 2005, the Company elected to extend the notes to September 10, 2005, and paid Pandora and Whitebox each $18,750 and amortized the expense over the second extension period. On September 28, 2005 the Company entered into Forbearance and Extension Agreements with both Pandora and Whitebox extending the maturity dates of the two notes until September 30, 2006. Pursuant to the agreements, beginning October 10, 2005 and on the 10th day of each month thereafter, the Company is required to pay the accrued interest on the notes.

The allocation of the gross proceeds of the short-term debt is summarized below as of September 30, 2005:

Short-term debt, total borrowed	$1,500,000
Value of 100,000 warrants allocated to additional paid in capital	(325,000)
Short-term debt, net of original issue discount	1,175,000
Amortization of original issue discount	325,000
Total short-term debt, net	$1,500,000

On September 30, 2005, the Company issued eight unsecured short-term promissory notes to eight separate investors in exchange for a total of $880,000. On the same day, the Company obtained an oral commitment from another investor to loan the Company $150,000 for an identical unsecured promissory note. All of the promissory notes will accrue interest at the rate of 6% per annum, and become due and payable in full on October 21, 2005. The promissory notes (including accrued interest) are convertible, at the option of the noteholders and subject to certain conditions, into shares of the Company Series B Preferred Stock on or prior to their maturity date. One of the investors is D. Bradly Olah, the Company's President, and another investor is a corporation that is affiliated with Russell C. Mix, the Company's Chief Executive Officer.

In connection with the financing, the Company issued to the investors five-year warrants to purchase an aggregate of 1,760,000 shares of the Company's common stock for one dollar per share. The proceeds of $880,000 were allocated between the short-term notes and the warrants based on the relative fair market values of the securities at the time of issuance. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount is being amortized over the life of the short-term notes using the straight-line method, which approximates the interest method. The beneficial conversion of the promissory notes into the Company’s common stock was valued using the Black Scholes pricing model, and determined to be zero. The warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends, and include cashless-exercise provisions. The warrants also contain anti-dilution adjustments to the exercise price and number of common shares issuable upon exercise in the event of certain dilutive issuances of equity securities. In addition, upon funding, the Company will deliver to the investor from whom it received a funding commitment for $150,000, an identical fully vested five-year warrant for the purchase of 300,000 common shares.

On October 27, 2005, all of the unsecured short-term convertible promissory notes, totaling $880,000, were converted into an aggregate of 880 shares of the Company’s Series B Preferred Stock (see Note 12).

The allocation of the gross proceeds of the short-term debt is summarized below as of September 30, 2005:

Short-term debt, total borrowed	$880,000
Value of 1,760,000 warrants allocated to additional paid in capital	(880,000)
Total short-term debt, net	$0

Note 7. Class II License Agreement

On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the License Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company was obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license-fee charges of $187,500, by June 30, 2004. As of September 30, 2005, the Company had not taken delivery of any of the products that include the license fee charges and therefore the minimum license fee paid is included in prepaid expenses at September 30, 2005 and December 31, 2004. Upon receipt of the machines that include the license fees and the placement of the machines, through a participation agreement, into service, the Company will begin amortizing the licenses over the three-year estimated useful life of the machines. In an August 12, 2005 letter agreement, Bally agreed to allow the prepaid license to be applied to Class III cabinet purchases. The Company subsequently received a verbal commitment from Bally that the prepaid license-fee can be applied to future “game title” purchases to be used in AWP cabinet purchases.

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

The Agreement and the License last for an initial term of five years, but may be extended if the Company meets certain performance targets. Under the Agreement, the Company will pay an upfront License fee of $5 million, payable as follows: $1 million was due on or prior to June 23, 2005; $1 million was due no later than August 15, 2005; and the remaining $3 million was payable pursuant to an unsecured two-year promissory note providing payments in four equal installments on each successive six-month anniversary of the Agreement. The note bears interest at 12% per annum. On August 12, 2005, the Company received an extension until August 31, 2005 to make the $1 million payment to Bally’s that was due on August 15, 2005. On September 9, 2005 the Company received an additional extension until September 29, 2005 to make the required payment. On September 30, 2005, the agreement was further amended whereby Bally agreed to accept a payment from the Company in partial satisfaction of the total amount owed Bally. In addition, Bally agreed to a payment extension for the remaining balance owed (in the principal amount of $1,572,566) plus accrued interest at 18% per annum, with such remaining amount due on October 31, 2005.

In addition to the License fee, beginning in January 2007 the Agreement requires the Company to pay royalties monthly based on the number of in-service redemption games during each day of the Agreement’s term. As of September 30, 2005, the Company has paid the $1 million due on June 23, 2005, paid $187,433 on September 30, 2005 and recorded liabilities for the remaining $3,812,567 payable to Bally.

On October 31, 2005 the Company paid Bally the agreed upon amounts due as of October 31, 2005 under the Agreement as amended.

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

Note 9. Bank Promissory Note

On June 21, 2005, the Company issued a $1.5 million unsecured promissory note to Crown Bank of Edina, Minnesota. The note was due on August 31, 2005 and bears interest at 1% above prime (7.25% at June 30, 2005). In connection with this loan the Company paid a two percent origination fee, which was amortized from June 21, 2005 until August 31, 2005. The loan was guaranteed by two persons, Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer) and D. Bradly Olah, who became our President on August 2, 2005. In exchange for their guarantees, the Company issued each of the foregoing guarantors five-year warrants to purchase 150,000 shares of the Company’s common stock at the price of $2.20, the closing price of the common stock on the date of issuance. The warrants were valued at $578,064 using the Black Scholes pricing model and the value of the warrants was amortized from June 21, 2005 until August 31, 2005. On September 29, 2005 the Company entered into a Forbearance and Extension Agreement with Crown Bank of Edina, Minnesota extending the due date of the $1.5 million unsecured promissory until October 31, 2005.

On October 28, 2005, the Company paid the balance in full of the unsecured promissory note to Crown Bank (see Note 12).

Note 10. Related Party Transactions

The Company incurred expenses from a corporation, owned by a former director of the Company and employing another director and officer of the Company, for rent and consulting services of approximately $21,000 and $29,000 during the three months ended September 30, 2005 and 2004, respectively and $76,000 and $74,000 during the nine months ended September 30, 2005 and 2004, respectively.

The Company incurred expenses from a corporation, partially owned by the CEO and director of the Company, for consulting services and expense reimbursements of approximately $94,000 and $35,000 during the three months ended September 30, 2005 and 2004, respectively and $272,000 and $48,000 during the nine months ended September 30, 2005 and 2004, respectively. The Company’s CEO also serves as a director of the corporation.

In February 2004, the Company entered into a consulting agreement with D. Bradly Olah, then a greater-than-five-percent shareholder of the Company. Pursuant to the consulting agreement, Mr. Olah received $12,500 per month for four months (ending as of May 31, 2004) in exchange for general consulting services. On June 1, 2004, the Company entered into a new consulting agreement with Mr. Olah providing for payments of $12,500 per month for a two-year term. In connection with the new consulting agreement, Mr. Olah received options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $2.15 per share (the fair value of the stock on the date of grant). Beginning on June 15, 2005, the option vests in 100,000-share increments on each June 15 through 2007, and has a five-year term during which the options must be exercised or forfeited. The options will be measured on the date performance is complete; until then variable plan accounting is applied using the Black-Scholes pricing model. The options had a value of $640,954 at June 30, 2005, of which $260,519 had been charged to expense through June 30, 2005. Effective as of August 2, 2005, the Company’s board of directors elected D. Bradly Olah as its President to replace Russell Mix, who continues to serve as the Company’s Chief Executive Officer. The Consulting Agreement with Mr. Olah was terminated as a result of his appointment as President. For his services as President, the Company will compensate Mr. Olah with an annual salary in the amount of $150,000 and, has granted Mr. Olah a ten-year non-qualified option to purchase up to 500,000 shares of common stock at a per-share price of $2.55 (which was greater then the fair value of the stock on the date of grant). The option will vest ratably over three years in installments of 166,666, 166,666 and 166,668 shares on August 2, 2006, 2007 and 2008, respectively. Additionally, the Company and Mr. Olah have entered into a letter agreement amending an option agreement dated June 1, 2004 which the parties entered into in connection with the Consulting Agreement. Under the letter agreement, the parties agreed to (i) cease the vesting of 200,000 unvested shares subject to the 2004 Option Agreement; and (ii) extend the term during which the vested options subject to the 2004 Option Agreement may be exercised through July 26, 2010 (subject to early termination in the event Mr. Olah ceases to serve as an employee of or consultant to the Company). The Company evaluated the accounting treatment of the options according to Emerging Issues Task Force 00-23 (EITF 00-23), "Issues related to the Accounting for Stock Compensation under APB Opinion No. 25, and FASB Interpretation No. 44". Due to the modified stock options being fully-vested at the time of the modification, there was no additional compensation expense recognized related to the modification.

In connection with the convertible debt financing from Pandora, the Company paid $50,000 and issued two fully-vested three-year warrants to Blake Advisors, LLC, a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company. The warrants were issued in exchange for financial-advisory services rendered by Blake. One warrant grants Blake the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $2.50 per share, and the second warrant grants Blake the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrants were valued at $225,000 using the Black-Scholes pricing model and will be expensed using the straight-line method over the term of the promissory note. For the three and nine months ended September 30, 2005, the Company recorded expense of $37,500 and $112,500 related to these warrants.

On June 21, 2005 the Company secured a $1.5 million loan from Crown Bank of Edina, Minnesota. In connection with this loan the Company paid a two percent origination fee, which was amortized from June 21, 2005 until August 31, 2005. The loan was guaranteed by two persons, Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer) and D. Bradly Olah, who became our President on August 2, 2005. In exchange for their guarantees, the Company issued each of the foregoing guarantors five-year warrants to purchase 150,000 shares of the Company’s common stock at the price of $2.20, the closing price of the common stock on the date of issuance. The warrants were valued at $578,064 using the Black Scholes pricing model and were amortized and recorded as an expense from June 21, 2005 until August 31, 2005.

Note 11. Significant Customers

Revenues to two customers accounted for 77% of total revenues during the three months ended September 30, 2005 and revenues to three customers accounted for 72% of total revenues during the nine months ended September 30, 2005.

Note 12. Subsequent Events

On October 27, 2005, the Company offered and sold an aggregate of 7,420 shares of the Company’s Series B Preferred Stock, together with warrants to purchase an aggregate of 4,637,500 shares of the Company’s common stock. The preferred shares are convertible into an aggregate of 4,637,500 of the Company’s common stock at a conversion price of $1.60 per share. The warrants are exercisable for a period of five years at an exercise price of $1.84 per share.

Of the 7,420 shares of Series B Preferred Stock, subscriptions for an aggregate of 1,230 shares were accepted, in lieu of cash, upon conversion of $1,230,000 of the principal amounts of nine unsecured short-term promissory notes made to the Company. Among subscribers converting loans into securities sold in the private placement were D. Bradly Olah, the President of the Company, and Prolific Publishing, Inc., a company of which Russell C. Mix, the Chief Executive Officer of the Company, is a director.

Sales of the Series B Preferred Stock and warrants raised an aggregate of $7,420,000 in gross proceeds (which figure includes the conversion of $1,230,000 of principal amount of loans made to the Company) less approximately $580,000 in sales commissions payable in cash. In addition to cash compensation, selling agents received five-year warrants to purchase an aggregate of 695,624 shares of the Company’s common stock at an exercise price of $1.84 per share.

Subsequent to the completion of the offering, the Company used a portion of the proceeds to pay amounts due through October 31, 2005 to Pandora (Note 5), Bally (Note 8) and Crown Bank (Note 9).

Neither the securities offered and sold in the private placement, nor the shares of common stock underlying such securities, were registered under the Securities Act, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Effective as of October 28, 2005, the Company elected Kevin Greer as its Chief Financial Officer. For his services as Chief Financial Officer, the Company will compensate Mr. Greer with an annual salary in the amount of $120,000 and has granted Mr. Greer a five-year non-qualified option to purchase up to 250,000 shares of common stock at a per-share price of $1.60. The option will vest ratably over three years in installments of 83,333, 83,333 and 83,334 shares on October 28, 2006, 2007 and 2008, respectively.

Effective as of October 28, 2005, the Company’s board of directors appointed D. Bradly Olah to its board of directors. Mr. Olah is currently serving as the Company’s President.

Concurrent with the respective appointments of Mr. Greer and Mr. Olah, Brian D. Niebur resigned from the Company’s board of directors and as the Company’s Chief Financial Officer.

Subsequent to September 30, 2005, the Company determined that it would be in its best interest to concentrate its efforts on the AWP market. Associated with this decision, the Company has begun to reduce its workforce and operations in the Class II and Class III gaming markets and anticipates developing a plan to discontinue those operations. For the three and nine months ended September 30, 2005 revenues related to Class II and Class III operations were $150,983 and $399,867 respectively, or 100% of the Company’s revenues year-to-date. The effect on continuing operations would be to reduce revenues and gross margins to zero for the three and nine months ended September 30, 2005.

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

Results of Operations

The Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004

Revenues. Revenues for the three months ended September 30, 2005 were $151,000 as compared with $0 for the three months ended September 30, 2004. Revenues for the nine months ended September 30, 2005 were $400,000 as compared with $0 for the nine months ended September 30, 2004. The increase in revenues is the result of the Company placing its gaming machines in customer locations starting in October 2004. The Company had not placed any machines, and therefore recognized no revenue, during the three and nine months ended September 30, 2004.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2005 and 2004 were $166,000 and $0, respectively. Research and development expenses for the nine months ended September 30, 2005 and 2004 were $371,000 and $850,000, respectively. Research and development expenses during the three and nine months ended September 30, 2005 consisted primarily of salary expense and consulting expense. On March 4, 2004, the Company signed an agreement with MET Games, Inc. (“MET”) to purchase certain Linux-based software and technology being developed by and owned by MET for the operation of certain gaming computers and systems. Pursuant to the agreement, the Company made a $250,000 cash payment to MET and issued 800,000 unregistered, restricted shares of the Company’s common stock

Due to the development of the software not having reached technological feasibility on the date of the agreement and the $250,000 cash payment being a significant performance commitment, the Company expensed the cash payment and the value of the common stock, $600,000, as research and development expense in March 2004. The common stock was valued at $0.75 per share, based upon the price of the Company’s then recently completed private placement.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2005 were $389,000 as compared with $0 for the three months ended September 30, 2004. Sales and marketing expenses for the nine months ended September 30, 2005 were $1,325,000 as compared with $0 for the nine months ended September 30, 2004. Sales and marketing expense for the three and nine months ended September 30, 2005 consisted primarily of salary and consulting expenses associated with placing games in customer locations. In addition, there were expenses related to travel, promotions, regulatory game approval and theme development during the three and nine months ended September 30, 2005.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2005 and 2004 were $597,000 and $723,000, respectively. General and administrative expenses for the nine months ended September 30, 2005 and 2004 were $1,869,000 and $1,548,000, respectively. The general and administrative expenses for the three and nine months ended September 30, 2005 primarily consisted of salary and employee related expenses, travel expense, consulting and professional fees, insurance and rent expense. General and administrative expenses for the three and nine months ended September 30, 2004 primarily consisted of salaries, professional services, consulting and travel expenses. The increases in expense in 2005 as compared to 2004 primarily resulted from the Company commencing operations in the Native American and charitable gaming markets. To execute on the opportunity in these markets, the Company hired employees and engaged consultants which significantly increased these expenses. General and administrative expense for the three and nine months ended September 30, 2005 include expenses of $46,000 and $277,000, respectively, related to options and warrants granted to consultants.

Impairment of Inventory. The Company recorded a charge for impairment of inventory of $501,000 for the three and nine months ended September 30, 2005. The Company recorded no charge for the three and nine months ended September 30, 2004. The charge was necessary to reflect the Company’s estimated realizable value of certain inventory items held by the Company. The value of the inventory was based on preliminary discussions with potential buyers. The ultimate sales prices recovered by the Company, however, will be subject to final negotiations with buyers.

Impairment of Leased Gaming Equipment. The Company recorded an impairment of leased gaming equipment of $281,000 for the three and nine months ended September 30, 2005. The Company recorded no impairment for the three and nine months ended September 30, 2004. The impairment was attributable to gaming machines placed with customers under participation agreements, where the carrying value was deemed to be not recoverable.

Net Other Expense. Net interest expense was $935,000 for the three months ended September 30, 2005 as compared with net interest expense of $264,000 for the three months ended September 30, 2004. Net interest expense was $1,706,000 for the nine months ended September 30, 2005 as compared with net interest expense of $357,000 for the nine months ended September 30, 2004. The increase in other expense is primarily due to interest on notes payable to Pandora Select Partners, L.P. (“Pandora”) and Whitebox Intermarket Partners L.P. (“Whitebox”) along with the amortization of the associated debt issuance costs and the amortization of the original issue discounts. Interest expense for the three and nine months ended September 30, 2005, also increased due to interest expense on the promissory note issued to Bally Gaming, Inc. and interest expense and amortization of the associated debt issuance costs related to the promissory note issued to Crown Bank.

Net Loss. The Company incurred a net loss of $2,813,000 and $987,000 for the three months ended September 30, 2005 and 2004, respectively. The Company incurred a net loss of $5,923,000 and $2,754,000 for the nine months ended September 30, 2005 and 2004, respectively. The increased net losses for the three and nine months ended September 30, 2005 as compared with September 30, 2004 is primarily the result of the Company commencing operations in the Native American and charitable gaming markets which involve significant increases in employee and consulting expense. The net loss includes $812,000 for asset impairment and $936,000 and $1,721,000 of interest expense for the three and nine months ended September 30, 2005, respectively. The net loss for the nine months ended September 30, 2004, includes the expense related to the consideration paid in the MET transaction.

Liquidity and Capital Resources. The Company had a working capital deficit of $4,866,000 at September 30, 2005 and working capital of $2,661,000 at December 31, 2004. Cash used in operations was $3,194,000 and $3,129,000 for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, the primary uses of cash were to fund the Company’s net loss. These uses were partially offset by non-cash charges related to depreciation and amortization, a writedown of inventory to net realizable value, impairment of leased gaming equipment, amortization of license fees, amortization of original debt issue discount, amortization of debt issuance costs and stock options and warrants issued for services. For the nine months ended September 30, 2004, the primary uses of cash were to fund the Company’s net loss, acquire inventory and to acquire technology and distribution rights. These uses were partially offset by increases in accounts payable, payroll and related taxes and accrued expenses and a non-cash charge related to common stock issued for services.

Cash used in investing activities was $1,088,000 and $91,000 for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 the Company used cash primarily to acquire technology and distribution rights to Bally Gaming, Inc.’s redemption technology and for the nine months ended September 30, 2005 and 2004, the Company used cash for capital expenditures, primarily at its El Cajon, California location.

Cash provided by financing activities was $2,028,000 for the nine months ended September 30, 2005 as compared with cash provided by financing activities of $3,455,000 for the nine months ended September 30, 2004. Proceeds from notes payable provided $2,380,000 of cash during the nine months ended September 30, 2005. Payments on notes payable used $247,000 and debt financing costs used $105,000 and $143,000 of cash during the nine months ended September 30, 2005 and 2004, respectively. In November 2003, the Company began a private placement which ended in March 2004 (the “Offering”). A majority of the sales of the Company’s common stock occurred after December 31, 2003. In the Offering, the Company sold a total of 1,796,829 shares of its common stock (of which 1,531,989 were sold in 2004) for a per share price of $0.75 (i.e., raising a gross total of $1,347,626, $1,148,996 of which was raised in 2004). The Company used an agent for a portion of these sales. As a fee, the Company paid the agent $62,550 in cash and issued the agent five-year warrants to purchase up to 83,400 shares of the Company’s common stock for an exercise price of $0.75 per share.

On May 20, 2004, the Company received $1,100,000 in a convertible debt investment from Pandora. The related promissory note was payable in interest only, at 10% per annum, through August 20, 2004, and thereafter is payable in equal monthly installments over the next 15 months. The note is convertible by Pandora into common stock of Spectre at $2.50 per share, and allows Spectre, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share equal to 90% of the average closing bid price of the common stock over the 30 trading days immediately preceding the payment date. In connection with the financing, Spectre paid a 3% origination fee, issued a fully-vested five-year warrant for the purchase of 200,000 shares of Spectre’s common stock at $2.50 per share, and granted Pandora a security interest in the Company’s assets. The warrants contain provisions that provide for the exercise price to be adjusted downward if the Company issues additional common stock or common stock equivalents with a lower exercise price. In addition, Spectre agreed to file a registration statement by November 3, 2004 with the U.S. Securities and Exchange Commission (the “SEC”), covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the note and warrant issued to Pandora, and cause the same to be declared effective by February 1, 2005. The registration statement was declared effective on January 24, 2005. In connection with the financing, the Company also paid a finder’s fee to Blake Capital Advisors, LLC (“Blake”) of $50,000 and issued a fully-vested five-year warrant for the purchase of 50,000 shares of the Company’s common stock at $2.50 per share and a fully-vested five-year warrant for the purchase of 50,000 shares at $3.00 per share. Net cash received by the Company after paying the finders fee, origination fee and legal cost of the lender of $10,000 was $1,007,000.

On September 10, 2004, the Company issued two $750,000 promissory notes accruing interest at 10% per annum. One note was issued to Pandora and the other note was issued to Whitebox. The notes were payable interest only through March 10, 2005, at which time the principal was due. In connection with the financing, Spectre paid a 3% origination fee, issued fully-vested five-year warrants for the purchase of 50,000 shares of Spectre’s common stock at $3.00 per share to both Pandora and Whitebox, and granted Pandora and Whitebox security interests in the Company’s assets. The warrants contain provisions that provide for the exercise price to be adjusted downward if the Company issues additional common stock or common stock equivalents with a lower exercise price. In addition, Spectre agreed to file a registration statement by November 3, 2004 with the SEC, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the warrants issued to Pandora and Whitebox, and cause the same to be declared effective by February 1, 2005. The registration statement was declared effective on January 24, 2005. Net cash received by the Company after paying the origination fee and legal costs of the lenders of $5,000 was $1,450,000.

On March 10, 2005, the Company signed amendments to the two $750,000 secured promissory notes issued to Pandora and Whitebox. The amendments extended the due date of the notes to June 10, 2005, which date could be further extended by the Company to September 10, 2005. As part of the amendments the Company agreed to maintain assets whose value equals or exceeds the principal interest amounts then owned under the notes. For purposes of valuing the assets for compliance under this provision, the Company’s cash shall be valued at 100%, the Company’s accounts receivable shall be valued at 80% and the Company’s inventory and fixed assets shall be valued at 50% of their respective book values. As consideration for the amendments, the Company paid Pandora and Whitebox each $18,750 and amortized the expense over the first extension period. In June 2005, the Company elected to extend the notes to September 10, 2005, and paid Pandora and Whitebox each $18,750 and amortized the expense over the second extension period.

On September 28, 2005 the Company entered into Forbearance and Extension Agreements with both Pandora and Whitebox extending the maturity dates of the two notes until September 30, 2006. Pursuant to the agreements, beginning October 10, 2005 and on the 10th day of each month thereafter, the Company is required to pay the accrued interest on the notes.

On June 21, 2005, the Company issued a $1.5 million unsecured promissory note to Crown Bank of Edina, Minnesota. The note was due on August 31, 2005 and bears interest at 1% above prime. In connection with this loan the Company paid a two percent origination fee. The loan was guaranteed by two persons, Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer, and a then greater-than-ten-percent shareholder) and D. Bradly Olah, who became our President on August 2, 2005. In exchange for their guarantees, the Company issued each of the foregoing guarantors five-year warrants to purchase 150,000 shares of the Company’s common stock at the price of $2.20, the closing price of the common stock on the date of issuance.

On September 29, 2005 the Company entered into a Forbearance and Extension Agreement with Crown Bank of Edina, Minnesota extending the due date of the $1.5 million unsecured promissory until October 31, 2005. On October 28, 2005, the Company paid the balance in full of the unsecured promissory note to Crown Bank.

On September 30, 2005, the Company issued eight unsecured short-term promissory notes to eight separate investors in exchange for a total of $880,000. On the same day, the Company obtained an oral commitment from another investor to loan the Company $150,000 for an identical unsecured promissory note. Under their terms, all of the promissory notes accrued interest at the rate of 6% per annum, and were to become due and payable in full on October 21, 2005. The promissory notes (including accrued interest) were convertible, at the option of the noteholders and subject to certain conditions, into shares of the Company Series B Preferred Stock. One of the investors was D. Bradly Olah, the Company's President, and another investor was a corporation that is affiliated with Russell C. Mix, the Company's Chief Executive Officer. All of these notes were converted into shares of the Company’s Series B Preferred Stock on October 27, 2005.

On May 24, 2005, the Company entered into a Redemption Technology and Supply Agreement (the “Agreement”) with Bally Gaming, Inc., a Nevada corporation (“Bally”).

The Agreement and the License last for an initial term of five years, but may be extended if the Company meets certain performance targets. Under the Agreement, the Company will pay an upfront fee of $5 million, payable as follows: $1 million was paid in June 2005; $1 million was due no later than August 15, 2005; and the remaining $3 million is payable pursuant to an unsecured two-year promissory note providing payments in four equal installments on each successive six-month anniversary of the Agreement. The note bears interest at 12% per annum. In addition to the upfront fee, beginning in January 2007 the Agreement requires the Company to pay royalties monthly based on the number of in-service redemption games during each day of the Agreement’s term. On August 15, 2005, the Company received an extension until August 31, 2005 to make the $1 million payment to Bally’s that was due on August 15, 2005. On September 9, 2005 the Company received an additional extension until September 29, 2005 to make the required payment. On September 30, 2005, the agreement was further amended whereby Bally agreed to accept a payment from the Company in partial satisfaction of the total amount owed Bally. In addition, Bally agreed to a payment extension for the remaining balance owed (in the principal amount of $1,572,566) plus accrued interest at 18% per annum, with such remaining amount due on October 31, 2005.

On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the License Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company was obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license fee charges of $187,500, by June 30, 2004. As of September 30, 2005, the Company had purchased 105 game cabinets from Bally. In an August 12, 2005 letter agreement, Bally agreed to allow the prepaid license fee to be applied to Class III cabinet purchases. The Company subsequently received a verbal commitment from Bally that the prepaid license-fee can be applied to future “game title” purchases to be used in AWP cabinet purchases.

In October 2005, the Company paid Bally the agreed upon amounts due as of October 31, 2005 under the Redemption Technology and Supply Agreement as amended, repaid the unsecured promissory note with Crown Bank, repaid the convertible note with Pandora and converted nine unsecured short-term promissory notes into 1,030 shares of its Series B Variable Rate Convertible Preferred Stock. A portion of the proceeds received from the sale of Series B Preferred Stock was used to make these payments. See (Note 12) for details of Series B Preferred Stock offering.

Management believes that its current cash should be sufficient to satisfy its cash requirements through March 2006. The Company will need to obtain additional cash to meet its needs beyond that date. The Company expects to spend a significant amount on capital equipment purchases over the next twelve months, primarily as it places its gaming machines in amusement-with-prize facilities. The terms of the Securities Purchase Agreement executed with the purchasers of the Company’s Series B Variable Rate Convertible Preferred Stock gives the Company the option, after meeting certain milestones, of requiring the purchasers to make a pro-rata additional purchase of an additional $2,580,000 of Series B Variable Rate Convertible Preferred Stock.

Risk Factors

We have limited operating history and our business plan is currently being tested. We anticipate incurring future losses. We are in the early stages of providing interactive electronic games to the Native American, amusement with prize and charitable gaming industry. We are therefore subject to all of the risks and uncertainties inherent in establishing a new business. We have no significant prior operating history for these products from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues or achieving profitability. In sum, we have very limited assets, very little operating revenue and uncertain prospects of future profitable operations. We cannot assure you that our operations will be successful and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, development of technology and the competitive environment in which we operate. We anticipate that we will incur losses in the near future.

We will need additional financing in the future and any such financing will likely be dilutive to our existing shareholders. We will likely require additional sources of financing before we can generate revenues needed to sustain operations. In particular, management believes that the Company’s current cash is sufficient to continue operations only through March 2006. Our operations, as currently conducted or anticipated to be conducted, generate costs related to the exploration of additional business opportunities, as well as ongoing personnel, legal and accounting expenses. If we are unable to capitalize on existing opportunities or locate and act on other business opportunities, or if expenditures exceed our current expectations, we will be required to find additional sources of financing. Even if we successfully avail ourselves of current or future opportunities, additional financing may be required to expand or continue being involved in such opportunities.

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

Our independent auditors have substantial doubt about our ability to continue as a going concern. We have had net losses for the three and nine months ended September 30, 2005 and the year ended December 31, 2004, and we had an accumulated deficit as of September 30, 2005 and December 31, 2004. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing a new line of business, this diminishes our ability to accurately forecast our revenues and expenses. Our ability to continue as a going concern depends, in large part, on our ability to raise sufficient capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

The proprietary operating system and related gaming products critical to our future success in the Native American Class II gaming market have not been, and may never be, fully developed.  Pursuant to our software development agreement with MET Games, we are developing a Linux-based operating system for use with our proposed Class II games whose outcome are determined by a central server. The development process has not yet been completed and we cannot be certain that the operating system will work as anticipated and required for use in a highly regulated marketplace. The completion of the development of our proposed Linux-based operating system remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet regulatory requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such system and its products. Consequently, there can be no assurance that our proprietary Linux-based operating system will be fully developed or successfully manufactured. Our failure to complete the Linux-based operating system for our proposed Class II games will likely have a materially adverse effect on our business and prospects for future profitability.

Our redemption gaming products, the intellectual property rights for which we license from Bally Gaming, Inc., have not been, and may never be, fully developed. Pursuant to our Redemption Technology and Supply Agreement with Bally Gaming, Inc., we are enhancing a Bally’s amusement-with-prize (“AWP”) redemption gaming technology. The development process on the enhancements has not yet been completed and we cannot be certain that the operating system will work as anticipated and required for use in a highly regulated marketplace. The completion of the development of our proposed AWP system remains subject to all the risks associated with the development and manufacture of new products, including unanticipated technical or other problems, failures to meet regulatory requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such system and its products. Consequently, there can be no assurance that our AWP system will be fully developed or successfully manufactured.

Even if successfully developed, our operating systems and gaming products may not be accepted by the marketplace. Our gaming systems and gaming products, even if successfully tested, developed and manufactured, may not be accepted in the gaming marketplace.

Evolving law may adversely affect the Company’s entry into the Class II gaming industry. On November 25, 2003, the United States Department of Justice, at the request of the Bush administration, filed two formal requests asking the United States Supreme Court to review two cases decided in the Eighth and Tenth U.S. Circuits Courts of Appeal, respectively (see United States of America v. Santee Sioux Tribe of Nebraska (3/20/03, No. 02-1503); and Seneca-Cayuga Tribe of Oklahoma et al. v. Nat’l Indian Gaming Comm’n et al., 4/17/03, No. 01-5066). The Eight and Tenth Circuits cover the west and northern plains states, where dozens of Native American tribes are located. The two circuit court decisions examined whether certain electronic gaming devices were Class II or Class III gaming machines under IGRA. Under IGRA, bingo generally qualifies as a Class II game. Class II games, including bingo, do not lose their designation as such if electronic, computer or technological aids are used in connection with the games; but an electronic facsimile of any game of chance (including bingo) does not qualify as a Class II game. Class III games (e.g., slot machines, video poker, other table games, etc.) encompass all other games not Class I (social games played for prizes of minimal value) or Class II games.

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

Evolving law may adversely affect the Company’s entry into the AWP industry. AWP is not a highly regulated industry, and as such, it lacks the clarity of a regulated environment, from the relative lack of interpretation of the laws, to the lack of regulations, and to the fact that AWP laws tend to be enforced at the county or city level, as opposed to a central state sponsored regulatory authority. As such, the regulatory environment is not as clearly set as its gaming counterparts (such as Nevada, Mississippi, or California, to cite a few examples). The lack of clarity or guidance can lead to legal interpretation errors, changes in the manner in which the laws or controlling court cases are articulated and interpreted by law enforcement personnel, and disagreements about the legality of the company’s operations and games in various jurisdictions. In turn, these matters can lead to delays in game deployment, removal of games from locations, withdrawal of business operations in various counties, as well as the possibility of the seizure of the company’s games pending resolution of the appropriate court case, and the possible arrest of company personnel for violation of law.

Changes in regulatory approvals may adversely effect existing AWP operations. It is possible that after the company has either received a favorable guidance letter or meeting from a county or city authority, and commenced operations, that such authority may change its position or the person rendering the advise is replaced by another person, such as a change in District Attorney, and the advising authority determines that the company’s activities or games do not comply with a new interpretation of the law or recent court case holdings. Such changes, to the negative, could cause the company to limit its business activities in the respective jurisdiction, or to remove its operations and devices entirely.

Changes in laws regarding gaming or AWP may inhibit the Company’s ability to do business. In the event that a state changes the laws under which redemption or AWP activity is conducted, such as outlawing the games entirely or further limiting bet, play and prize restrictions, this will have a negative impact on the placement of games and the further conduct of operations, if any in the respective state. Also, a state may determine to legalize other forms of gaming, such as slot machines, and such liberalization of gaming laws will have a negative impact on the company’s operations in such state, unless the company is able to convert the AWP games to the newly allowed form of games.

The Company cannot assure that its AWP Games will be able to compete in the marketplace. In markets in which similar games are lawful, game play and the economics of placement of the games will determine if the Spectre games will be successful with both players and locations. Spectre games will have to offer game play and prize opportunities which will attract and retain players. The games will compete with similar devices as well as other entertainment opportunities, and as such must offer the player a sufficient entertainment and amusement experience for the jurisdictional requirements and play expectations.

In markets where there is material or substantial conduct of illegal games, that is, games which do not comply with the law but have higher player acceptance due to features such as replay of credits or non-redemption prizes, Spectre will face a more difficult market acceptance of its games.

The Company will rely on relationships with operators and distributors to install and maintain its AWP devices. The Company will establish partnerships with various distribution and service companies which are doing business in the jurisdictions in which Spectre will conduct AWP. These operators will provide sales and support, as well as money and data collection. Failure to find sufficient or capable partners may delay the rollout in various areas. Additionally, partners may not move quickly enough to exploit any market advantages the company may have. Partners may not provide a sufficient level of service, to the detriment of games in place or to future placements. Finally, partners will not be exclusive partners, and their associated business activities and conduct may cause conflict with the Company’s business.

More experienced and better financed companies may enter the AWP market which may result in the Company losing significant market share. Currently, the AWP marketplaces in Texas and Florida, as well as other states, do not have any established major gaming competitors (such as IGT, Alliance, Aristocrat, Konami, MGAM, et al), but is instead a market for small second or third tier manufacturers. The entry of well financed, established competitors into the market could have a material impact on Spectre’s ability to place games or to continue to maintain the number of games in the field it will have at that time.

We are highly dependent on the services provided by certain executives and key personnel. Our success in the Native American and charitable gaming markets depends in significant part upon the continued service of certain senior management and other key personnel. In particular, we are materially dependent upon the services of Russell C. Mix, a director of the Company and our Chief Executive Officer. We have an employment agreement with Mr. Mix, but if Mr. Mix should no longer serve the Company it would likely have a materially adverse impact on our business, financial condition and operations. The Company has not secured any “key person” life insurance covering the life of Mr. Mix.

Our success also depends on our ability to identify, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing personnel. We intend to hire a number of sales, business development, marketing, technical and administrative personnel in the future. Competition for such personnel is intense and there can be no assurance that we will successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to retain and attract the necessary technical, managerial, sales and marketing and administrative personnel could have a material adverse impact on our business, financial condition and operations.

Our officers and directors, together with certain affiliates, possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock. As of October 19, 2005, our officers and directors collectively possess beneficial ownership of 1,653,053 shares of our common stock, which represents approximately 10.5% of our common stock. Certain other significant shareholders, including Perkins Capital Management, Inc., Ronald E. Eibensteiner, and Wayne W. Mills, collectively possess beneficial ownership of a total of 5,905,641 shares of common stock, which represents approximately 37.5% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 47.9% of our common stock. This represents a significant and controlling portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders.

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

As of September 30, 2005, we had 13,426,939 shares of common stock outstanding and a further 8,541,506 shares of our common stock had been reserved as follows:

•	2,300,000 shares for issuance under our existing stock option plans, of which options relating to 1,674,166 shares were outstanding;

•	1,511,942 shares for issuance pursuant to stock option agreements entered into outside of stock option plans; and

•	4,729,564 shares issuable upon the exercise of outstanding warrants.

In addition to the shares noted above, our board of directors has designated 466,666 of our shares for issuance as “Series A Convertible Preferred Stock.” During the fiscal year ended December 31, 2001, the Company issued 440,000 shares of Series A Convertible Preferred Stock. As of June 30, 2005, shareholders holding 396,666 shares of Series A Convertible Preferred Stock had converted their preferred shares into shares of our common stock. As a result, there remain 43,334 shares of Series A Convertible Preferred Stock outstanding as of September 30, 2005, which shares are currently convertible into an additional 97,798 shares of our common stock.

On September 29, 2005, the Company filed a certificate of designation with the Minnesota Secretary of State which designates and authorizes for issuance a new series of preferred stock denominated "Series B Variable Rate Convertible Preferred Stock" (the "Series B Preferred Stock"). Under the terms of the certificate of designation, the Company is authorized to issue up to 30,000 shares of the Series B Preferred Stock which are convertible into shares of the Company's common stock. Holders of Series B Preferred Stock will be entitled to cumulative dividends, payable quarterly, in cash or (subject to certain limitations) through the issuance of common stock. Holders of Series B Preferred Stock will not be entitled to vote on matters submitted to a vote of the Company's shareholders, except under limited circumstances set forth in the certificate of designation and as otherwise required under Minnesota law. The certificate of designation provides holders of Series B Preferred Stock with a liquidation preference in the amount of the stated value of their preferred shares plus accrued but unpaid dividends thereon. As of September 30, 2005, the Company had not issued any Series B Preferred Stock. The Company did, however, issue 7,420 shares of Series B Preferred Stock on October 27, 2005, all f which are outstanding as of November 11, 2005 and convertible into an aggregate of 4,637,500 shares of common stock.

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

There is currently little trading volume in our common stock, which may make it difficult to sell shares of our common stock. In general, there has been very little trading activity in our common stock. Over the past 50 days, the average daily trading volume (as reported by BigCharts.com) has been approximately 9,300 shares. The relatively small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

Item 3. Controls and Procedures

The Company carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness, as of September 30, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. During the course of their audit of our consolidated financial statements for fiscal 2004, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2005, the Company issued an aggregate of 46,037 shares of the Company’s common stock to Pandora, in lieu of payments of $96,905.50 in principal and interest, under the promissory note issued to Pandora in connection with the May 20, 2004 borrowing described in Note 5 of the financial statements (see Item 1 of Part I of this report). In addition, the Company issued 6,753 shares of its common stock upon the cashless exercise of a warrant to purchase 9,917 shares of the Company’s common stock. Both of these issuances were made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRE GAMING, INC.

Date: November 14, 2005	By:	/s/ Russell C. Mix
	Title:	Chief Executive Officer

Date: November 14, 2005	By:	/s/ Kevin Greer
	Title:	Chief Financial Officer (Principal Accounting Officer)