Form 10KSB
period 2005-12-31
SPECTRE GAMING INC
filed 2006-03-24
CIK 891389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 0-25764

Spectre Gaming, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1675041
(State of incorporation)	(I.R.S. Employer Identification No)

14200 23rd Avenue N.
Minneapolis, MN 55447
(Address of principal executive offices)

(763) 553-7601
(Registrant’s telephone number)

Securities registered under Section 12(g) of the Exchange Act: common stock, par value $.01.

Check if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☒ No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

The Company’s revenues from continuing operations for the fiscal year ended December 31, 2005 totaled $0.

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 16, 2006 was approximately $14,857,812 based on the average of the closing bid and asked price of the registrant’s common stock on such date. The number of shares outstanding of the registrant’s common stock, as of March 16, 2006 was 13,705,537.

Transitional Small Business Issuer Format (Check One):

Yes ☐No ☒

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

PART I

Item 1. Description of Business

General

Spectre Gaming, Inc. (the “Company” or “Spectre,” “we,” “us” or “ours”) (formerly OneLink, Inc.) was incorporated in Minnesota in June 1990 under the name MarketLink, Inc. At that time, the Company provided telecommunications-based business-intelligence services to client end users. In January 1997, the Company changed its name to OneLink Communications, Inc., and later in June 2000, changed its name to OneLink, Inc. In July 2002, the Company ceased operating its telecommunications-based business, and in December 2002 sold substantially all of its assets. In September 2003, the Company adopted a new business plan focused on providing interactive electronic games to the Native American and charitable gaming markets, and in January 2004 changed its name to Spectre Gaming, Inc. Initially, Spectre focused on designing, developing and marketing networks, software and content to provide a comprehensive gaming system to the Class II and Class III markets.

In May 2005, the Company acquired the exclusive license to a proprietary technology for the development and deployment of casino-style redemption or amusement-with-prize (“AWP”) games. AWP games are distinguishable from casino games in that players can win prizes or credits redeemable for prizes as opposed to cash. The Company has begun the development of AWP games and plans to distribute the games to operators at various retail, commercial and entertainment venues in the United States which allow for such devices. The Company has decided to focus its efforts in this market and discontinued its efforts in the Class II and Class III markets.   In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of our Class II and Class III business and these results are presented on a historical basis as a separate line in our statements of operations and balance sheets entitled “Discontinued Operations.”  Our continuing operations represent our AWP business only.  Most references to financial information and description of business in this Form 10-KSB have been revised to reflect only our continuing operations and most references to our now discontinued Class II and Class III business have been eliminated.

Our principal executive office is located at 14200 23rd Avenue N., Minneapolis, MN 55447. Our telephone number at that office is (763) 553-7601. Our internet website is www.spectregaming.com.

Markets

The Company has identified four specific aspects of this market, or submarkets, to focus on: countertop and touchscreen machines, redemption and novelty, eight-liner/video poker, and other aspects that we believe are untapped.

Countertops/Touchscreens— The countertop/slant-top game submarket flourishes in bars, lounges and truck stops across America. This submarket is primarily serviced by amusement operators that distribute juke boxes, pool tables, electronic dart boards and other amusement devices. This submarket is composed of stand-alone games containing what we believe to be antiquated technology. For example, these games do not operate under a client/server model, have no downloadable capabilities, and require a board swap or EPROM (Erasable, Programmable, Read Only Memory) changes and new graphics on the class or cabinet to change games and play. We believe that once successfully developed, the Spectre system will facilitate the changing of games once they have met their normal “shelf life,” and at a fraction of the current cost.

Redemption/Novelty—These devices are at street locations, including theaters, restaurants and adult entertainment centers (e.g., Dave and Busters, Game Works). This submarket is primarily serviced by the same amusement operators that currently dominate the countertop/slant-top marketplace.

Eight Liner/Video Poker— The Eight Liner/Video poker segment is the fastest growing electronic amusement submarket in the United States. This market has historically been served by the amusement industry with very little connection to legitimate gaming device manufacturers. Suppliers within this segment are commonly known as “Grey Area” manufacturers and are typically “mom and pop” final assemblers having less than $10 million in annual revenue. Many of these devices are believed to be operating in various manners that do not comply with applicable laws and regulations and may therefore be subject to seizures and forfeitures by state and local authorities.

Untapped Markets— This marketplace consists of jurisdictions and locations within the United States where no form of gaming devices (i.e., Class II/Class III) are currently permitted. These locations include race tracks, strip malls, bingo halls, VFW halls, Jewish War Vets, Disabled American Vet facilities and various Native American tribes that have no federal status. We estimate that there are currently several hundred thousand devices in these locations.

Spectre’s Strategy

The Company’s initial plans include installing its AWP machines in adult amusement arcades, initially in Florida and Texas. The Company has designed and developed and continues to design and develop content, hardware, software, and networks able to provide its customers with comprehensive gaming systems. As opportunities arise, the Company intends to expand into other states and into the charitable gaming market.

Research and Development

Our research and development activities primarily focus on the development of new gaming systems, gaming engines, gaming platforms and content, and enhancements to our existing product lines. In addition, the Company has expended significant time and resources on integration, completion, adaptation and testing of the technology licensed from Bally Gaming, Inc. We believe our investments in product development are necessary to deliver differentiated products and solutions to the marketplace. Once the technological feasibility of a project has been established, the project is transferred from research to development, and capitalization begins. We expect our research and development expenses to grow over the upcoming periods as we continue focusing on product development and adding development staff. Our research and development expense for continuing operations was $361,122 and $0 during the years ended December 31, 2005 and 2004, respectively.

Sales and Distribution

Our products and services are being sold on a lease or revenue sharing basis to game room operators or route operators that place the machines in those locations. We market our products and systems through our internal sales staff and agents. In this regard, we currently employ no sales personnel and instead rely on our executive management to initiate sales.

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

In the market for AWP gaming machines, manufacturers and distributors that compete with Spectre include Cadillac Jack, Merit Industries, Texas Gaming Systems, BGI, Inc., Dyna and LabTronics. These competitors have significantly greater financial resources then Spectre.

Intellectual Property

Our intellectual property portfolio consists of certain co-operative group gaming technology that we acquired through the asset acquisition of Streamline Development Company, Inc. in December 2004. In addition, the Company has been developing software to be used in the AWP market. The Company has been developing its technology in concert with redemption and enabling technology licensed from Bally Gaming, Inc. in May 2005. Our propriety technology, combined with the technology that we licensed from Bally Gaming, Inc. including trademark, image and likeness, other moral rights, and certain other assets make up the bulk of our current product technology. We currently rely and intend to rely in the future on a combination of copyright, trademark, patent, trade secret laws, and nondisclosure agreements to protect our proprietary technology.

The technology licensed from Bally includes the right to use a redemption device computer firmware circuit board, licensed themes, licensed theme materials, certain Bally games and redemption software and technology. Specific applications of the licensed Bally technology, by Spectre, are subject to approval by Bally’s compliance committee.

Most of our products are or will be sold or licensed using our own trademarks and copyrights that we hope will provide product recognition and promote widespread acceptance of our products in the marketplace. Our products may also contain content licensed from third parties, such as trademarks, fictional characters, names and likenesses and/or storylines.

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

Government Regulation

State law determines the legality of AWP gaming, but tends to be interpreted and enforced at the local, usually county, level. As such, states do not have a defined regulatory agency charged with development of regulations, interpretation and enforcement of laws, or the regulation of business practices. There are no game certification requirements, system integrity testing and certification, or other similar requirements conducted by a state sponsored lab or bureau, nor are there any AWP, redemption or similar qualifying or condition precedent licenses or approvals necessary.

AWP systems are generally regulated to have limitations on the nature and the amount of the bet or wager allowed per play, limitations on the value of a prize which may be won with a single wager, and requirements pertaining to the exchange of the win from a game for a physical prize, as well as various other prize limitations.

Each AWP system, and the manner in which the AWP business enterprise is conducted must comply with state law requirements which define what an AWP or redemption game is and how it is to be played. Further, each county police authority or district attorney’s office, as well as other state agencies such as the alcohol or liquor enforcement agencies, has the ability to interpret not only what the law means and how it is to be implemented, but whether the game and redemption system as utilized in public are compliant. Therefore, Spectre intends to work closely with the appropriate agencies in each county in which it distributes AWP units to be sure that the deployed system will be jurisdictionally compliant in each respective county.

Employees

As of December 31, 2005, the Company had 10 full-time employees and no part-time employees.

Risk Factors

We have no operating history and our business plan is currently being tested.   We anticipate incurring future losses.

We are in the early stages of developing and distributing AWP games. We are therefore subject to all of the risks and uncertainties inherent in establishing a new business. We have no prior operating history for these products from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues or achieving profitability. In sum, we have very limited assets, very little operating revenue and uncertain prospects of future profitable operations. Our operations may not be successful and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, development of technology and the competitive environment in which we operate. We anticipate that we will incur losses in the near future.

We will need additional financing in the future and any such financing will likely dilute our existing shareholders.

We require additional sources of financing before we can generate revenues to sustain operations. In particular, management believes the Company’s current cash is sufficient to continue operations only through April 2006. If we are unable to capitalize on existing opportunities or locate and act on other business opportunities, or if expenditures exceed our current expectations, we may be required to find additional sources of financing prior to April 2006.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks, loans from affiliates of the Company or other financial institutions. We may not, however, be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or our entire business, discontinue our preparation and filing of public disclosure reports with the SEC, or dissolve the Company. If we successfully enter into a financing transaction, any additional equity or equity-linked financing would be dilutive to shareholders, and additional debt financing, if available, may involve restrictive covenants.

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We have had net losses for each of the years ended December 31, 2005 and 2004, and we had an accumulated deficit as of December 31, 2005. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern.

Furthermore, since we are pursuing a new line of business, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to raise sufficient capital through subsequent equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

Our redemption gaming products have not been, and may never be, fully developed.

Pursuant to our Redemption Technology and Supply Agreement with Bally Gaming, Inc., we are enhancing Bally’s AWP redemption gaming technology. The development process has not yet been completed and we cannot be certain that the operating system will work as anticipated and required for use in a regulated marketplace. To date, we have had to make refinements, edits and other changes to the technology which has delayed our ability to get machines into the market. The completion of the development of our proposed AWP system remains subject to all the risks associated with the development and manufacture of new products, including unanticipated technical or other problems, failures to meet regulatory requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such system and its products. It is possible that our AWP system may never be fully developed or successfully distributed.

Even if successfully developed, our gaming products may not be accepted by the marketplace.

Our gaming systems and the gaming products, even if successfully tested, developed and manufactured, may not be accepted by the marketplace or successfully compete against other systems, games and products in the marketplace.

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

As noted above, we currently intend to market and commercialize products manufactured by others, and in connection therewith we will likely be required to enter into manufacturing, licensing and distribution arrangements with third parties. These arrangements will likely reduce our product profit margins. In addition, the identification of new product candidates for development may require us to enter into licensing or other collaborative agreements with others. These collaborative agreements may require us to pay license fees, make milestone payments, pay royalties and/or grant rights, including marketing rights, to one or more parties. Any such arrangement will likely reduce our profits. Moreover, these arrangements may contain covenants restricting our product development or business efforts in the future.

We may not be able to enter into manufacturing agreements or other collaborative agreements on terms acceptable to us, if at all, which failure would materially and adversely affect our business.

We may not be able to enter into manufacturing or other collaborative arrangements with third parties on terms acceptable to us, if at all, when and as required. If we fail to establish such arrangements when and as necessary, we could be required to undertake these activities at our own expense, which would significantly increase our capital requirements and may delay the development, manufacture and installation of our gaming machines on casino floors. If we cannot find ways of addressing these capital requirements, we would likely be forced to sell or abandon our business.

Our inability to protect the intellectual property we use could impair our ability to compete.

Our success and ability to compete depend in part upon proprietary intellectual property. The intellectual property we use currently consists of certain licensed propriety technology that is critical to our AWP business, as well as other trademark, image and likeness, moral rights, and certain other intellectual property assets. We currently rely and intend to rely in the future on a combination of copyright, trademark, patent, trade secret laws, and nondisclosure agreements to protect our proprietary technology. Although we have entered into confidentiality, non-compete and invention assignment agreements with our employees and otherwise limit access to, and distribution of, our proprietary technology, there can be no assurance that such agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become independently developed or discovered by competitors.

The regulatory environment in which the Company operates lacks clarity, which could impair our ability to place redemption gaming machines in some jurisdictions.

AWP is not a highly regulated industry, and as such, it lacks the clarity which typically stems from the existence and a body of interpretation of laws and regulations. Moreover, AWP laws tend to be enforced at the county or city level instead of a central state-sponsored regulatory authority, which decreases the visibility and predictability of such regulation. The lack of clarity or guidance can lead to legal interpretation errors, changes in the manner in which the laws or controlling court cases are articulated and interpreted by law enforcement personnel, and disagreements about the legality of the Company’s operations and games in various jurisdictions. In turn, these matters can lead to delays in game deployment, removal of games from locations, withdrawal of business operations in various counties, as well as the possibility that games may be seized pending resolution of the appropriate court case, and the possible arrest of company personnel for violation of law.

Changes in regulatory approvals or regulatory interpretations may adversely effect our AWP operations.

It is possible that after the Company has either received a favorable guidance letter or meeting from a county or city authority, and commenced operations, that such authority may change its position or the person rendering the advice is replaced by another person, such as a change in District Attorney, and the advising authority determines that the Company’s activities or games do not comply with a new interpretation of the law or recent court case holdings. Such changes, to the negative, could cause the Company to limit its business activities in the respective jurisdiction, or to remove its operations and devices entirely.

Changes in laws regarding gaming or AWP may inhibit the Company’s ability to do business.

In the event that a state changes the laws under which redemption or AWP activity is conducted, such as outlawing the games entirely or further limiting bet, play and prize restrictions, this will have a negative impact on the placement of games and the further conduct of operations, if any in the respective state. Also, a state may determine to legalize other forms of gaming, such as slot machines. We expect that any such liberalization of gaming laws would have a negative impact on the Company’s operations in such state, unless the Company is able to convert the AWP games to the newly allowed form of games.

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

Our success depends in significant part upon the continued service of certain senior management and other key personnel. In particular, we are materially dependent upon the services of Russell C. Mix, a director of the Company and our Chief Executive Officer, and the services of D. Bradly Olah, a director of the Company and our President. We have an employment agreement with Mr. Mix, but if he should no longer serve the Company it would likely have a materially adverse impact on our business, financial condition and operations. We do not have an employment agreement with Mr. Olah. The Company has not secured any “key person” life insurance covering the lives of either Mr. Mix or Mr. Olah.

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

As of February 28, 2006, our officers and directors collectively possessed beneficial ownership of approximately 1,929,999 shares of our common stock, which represents approximately 12.6% of our common stock. Certain other significant shareholders, including Perkins Capital Management, Inc., Ronald E. Eibensteiner and Wayne W. Mills collectively possessed beneficial ownership of a total of approximately 6,412,059 shares of common stock, which represents approximately 36.7% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 43.8% of our common stock. This represents a significant and controlling portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the market price of our common stock or ultimate sale of our business could be adversely affected.

Our stock price is, and we expect it to remain, volatile, which could limit our shareholders’ ability to resell shares of our common stock at a profit.

The volatile price of our common stock makes it difficult for shareholders to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock, including but not limited to:

•	achievement or rejection of regulatory approvals in favor of us or the tribes or other purchasers of our products,
•	announcements of technological innovations or new commercial products by us or our competitors,
•	developments concerning proprietary rights, including patents,
•	regulatory developments relating to the United States relating to the gaming industry,
•	period-to-period fluctuations in our revenues and other results of operations, and
•	sales of our common stock.

We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

Our articles of incorporation grant the Company’s board of directors with the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 100,000,000 shares of capital stock. Pursuant to authority granted by the Company’s articles of incorporation, our board of directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of our exiting capital stock. Our board of directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our shareholders and may dilute the per-share book value of the Company.

As of February 28, 2006, we had 13,698,189 shares of common stock outstanding. As of such date, a further 18,847,978 shares of our common stock have been reserved for issuance as follows:

•	2,300,000 shares under our existing stock option plans, of which options relating to 1,908,541 shares are currently outstanding;
•	1,511,942 shares relating to additional options granted outside of our stock option plans;
•	97,798 shares upon conversion of outstanding Series A Preferred Stock
•	4,481,250 shares upon conversion of outstanding Series B Variable Rate Convertible Preferred Stock, and
•	10,456,988 shares upon the exercise of outstanding warrants.

In connection with the sale of 7,420 shares of our Series B Variable Rate Convertible Preferred Stock, the Company obtained the right, until September 23, 2006 and upon meeting certain milestones, to sell to the original Series B investors another 2,580 preferred shares, which would be convertible into 1,612,500 shares of common stock, together with warrants to purchase 1,612,500 common shares. In addition, until March 23, 2006 the original Series B investors have the option to purchase another 7,420 preferred shares, convertible into 4,637,500 common shares, and receive warrants to purchase 4,637,500 common shares.

In addition to the above reservations of shares of common stock, the Company is obligated under a Securities Purchase Agreement dated October 27, 2005, entered into with purchasers of Series B Variable Rate Convertible Preferred Stock to reserve additional shares of common stock that may be required to pay dividends, if paid in common stock, and to fulfill other obligations to such purchasers in connection with the Securities Purchase Agreement.

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

In general, there has been very little trading activity in our common stock. Over the past three months, the average daily trading volume (as reported by Yahoo Finance) has been approximately 36,000 shares. The relatively small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

Because it is a “penny stock,” you may have difficulty selling shares of our common stock.

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934. Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the foregoing thresholds in the foreseeable future.

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

Item 2. Description of Property

The Company currently leases 6,114 square feet of commercial office and warehouse space at 1466 Pioneer Way No. 10, El Cajon, California. The Company pays $4,747 per month through May 31, 2006, which is the date such lease terminates. Under the terms of the El Cajon lease, the Company also pays $165 per month for water, sewer and HVAC. The Company has closed this location.

The Company leases 8,800 square feet of commercial office and warehouse space at 7206 East 38th Street, in Tulsa, Oklahoma. The Company pays $3,300 per month for such lease through March 31, 2006, which is the date the lease terminates. The Company has closed this location.

The Company leases 2,114 square feet of space located at 5 Sierra Gate Plaza, Roseville, California, and pays $4,122 per month through August 31, 2006, $4,228 per month through August 31, 2007 and $4,334 per month through August 31, 2008, at which time the lease will expire. This facility houses the Company’s research and development operations.

Finally, the Company signed a lease for 3,117 square feet of office and warehouse space located at 14200 23rd Avenue North, Minneapolis, Minnesota. The Company pays $2,980 per month from March 1, 2006 through December 31, 2007, and approximately $3,080 per month for the remaining term, ending December 31, 2008. This facility has replaced the El Cajon, California and 800 Nicollet Mall, Minneapolis, Minnesota locations and has become Spectre’s headquarters.

The Company believes that these spaces will be adequate for its operations at least for the next year.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

From December 22, 2003, until January 12, 2004, the Company’s common stock traded on the OTC Bulletin Board under the symbol “ONLK.OB.” Since January 12, 2004, the Company’s common stock has traded under the symbol “SGMG.OB.” The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2005 and 2004. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s capital stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

Year Ended December 31, 2005
	High	Low
First Qtr.	$3.35	$1.75
Second Qtr.	3.10	1.85
Third Qtr.	2.60	1.48
Fourth Qtr.	2.05	1.56

Year Ended December 31, 2004
	High	Low
First Qtr.	$2.25	$.70
Second Qtr.	3.40	1.70
Third Qtr.	4.50	2.11
Fourth Qtr.	3.90	2.45

The approximate number of shareholders of record of the Company’s common stock as of February 24, 2006 was 262.

The Company has never declared or paid a cash dividend on our common stock and does not anticipate paying any cash dividends on common stock in the foreseeable future.

The following table sets forth certain information regarding sales of equity securities by the Company during the calendar year 2005 in transactions which were not registered under the Securities Act of 1933.

Date of Sale	Number of Shares Sold	Persons to Whom Sold	Consideration Paid	Exemption from Registration Relied Upon
Various dates (1)	Options to purchase 1,307,500 shares of common stock	9 employees and directors of the Company	Services	Section 4 (2) of Securities Act

Various dates (2)	Options to purchase 300,000 shares of common stock	2 consultants	Services	Section 4 (2) of Securities Act

2/29/2005 and 4/13/05	368,617 shares of common stock	2 entities	Conversion of Series A Preferred Stock	Section 4 (2) of Securities Act

Various dates (3)	163,356 shares of common stock	Pandora Select Partners, L.P.	Conversion of note payable	Section 4 (2) of Securities Act

6/21/2005	Warrants to purchase 300,000 shares of common stock	Ronald Eibensteiner and D. Bradly Olah	Loan guarantee	Sections 4 (2) of Securities Act

8/19/05	6,753 common shares	1 warrant holder	Cashless exercise of warrants.	Sections 4 (2) of Securities Act

9/30/2005 through 10/24/2005	Warrants to purchase 2,060,000 shares of common stock	10 entities	Short-term debt financing	Sections 4 (2) and 4 (6) of the Securities Act

10/27/05	6,190 shares of Series B Variable Rate Convertible Preferred Stock and Warrants to purchase 3,868,750 shares of common stock	31 entities	$6,190,000	Section 4 (2) of Securities Act and Regulation 506

10/27/05	1,230 shares of Series B Variable Rate Preferred Stock and Warrants to purchase 768,750 shares of common stock	10 entities	Conversion of note payable	Section 4 (2) of Securities Act and Regulation 506

10/27/05	Warrants to purchase 695,624 shares of common stock	Merriman Curhan Ford & Co. and Feltl and Company	Services related to equity financing	Section 4 (2) of Securities Act and Regulation 506

12/9/05	Warrants to purchase 100,000 shares of common stock	Blake Advisors, LLC	Services	Sections 4 (2) of Securities Act

(1) From January 24 through November 29, 2005.
(2) From April 4 through May 3, 2005.
(3) From February 29 through August 20, 2005.

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

In May 2005, the Company acquired the exclusive license to a proprietary technology for the development and deployment of casino-style redemption or amusement-with-prize (“AWP”) games. The Company has begun the development of AWP games and plans to distribute the games to operators at various retail, commercial and entertainment venues in the United States which allow for such devices.

In order to fund its efforts to enter the AWP market, in October 2005, the Company completed a private placement of its Series B Variable Rate Preferred Stock. In December 2005,the Company decided to exit the Class II and Class III markets to focus its efforts solely on the AWP market. Accordingly, the Company has reduced its staff in Tulsa, Oklahoma and El Cajon, California, and has removed nearly all of its gaming devices from the floors of its casino customers. The Company is actively trying to liquidate its inventory of Class II and Class III gaming devices and may not recover the book value of the inventory and other assets. As a result, the Company has taken charges to operations in 2005 of approximately $2,300,000 connection with the closure of the Company’s facilities in Oklahoma and California and the liquidation of its inventory and fixed assets in those states. In determining the value of its assets of discontinued operations, the Company relied on estimates provided by potential buyers, industry operators and its own limited sales results. Therefore, the Company cannot assure what it will realize upon the disposition of these assets.

In fiscal 2005, the Company has accounted for the results of operations and assets used in the Class II and Class III markets as discontinued operations. The income or loss from discontinued operations includes the operating loss and the gain or loss on sale, if any, of these assets. Fiscal 2004 results of operations has been reclassified to reflect the Class II and Class III results as discontinued operations.

The Company currently has 20 AWP machines in operation in Florida on a test basis and has agreements signed and a backlog of 2,450 machines as of March 21, 2006. However, the Company’s AWP business is still in development. If we do not have or do not expect to have significant sales of our products within this market in the first six-months of fiscal 2006, we will present our financial statements as a development stage company in the first quarter of 2006. Management did not consider the Company to be in the development stage in fiscal 2005 because it continued to develop and market its Class II and Class III games through December 2005.

Results of Operations:

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. The Company’s revenues from continuing operations for the years ended December 31, 2005 and 2004 were $0 due to the fact that the Company is new to the AWP business and had no revenue producing sales.

Cost of Revenues and Gross Profit. The Company’s cost of revenues from continuing operations for the year ended December 31, 2005 was $1,517, compared to $0 for the year ended December 31, 2004, an increase of 100%. The cost of revenues in 2005 relate to installation of the Company’s games on a trial basis.

Gross profit for the year ended December 31, 2005 was ($1,517) compared to $0 for the year ended December 31, 2004. The loss was due to the fact that no revenue from continuing operations had been generated for the initial installation of AWP Products.

Research and Product Development Expenses. Research and product development expenses for continuing operations for the year ended December 31, 2005 were $361,122, compared to $0 for the year ended December 31, 2004. The increase was due to the Company beginning development of its AWP products.

Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2005 were $642,642, compared to $0 for the year ended December 31, 2004. The increases in expense primarily resulted from the Company commencing operations in the AWP market and consists primarily of amortization of the long-term technology and distribution rights acquired from Bally Gaming.

General and Administrative Expenses. General and administrative expenses from continuing operations for the year ended December 31, 2005 were $2,130,374, compared to $700,422 for the year ended December 31, 2004, an increase of 304%. The increase was due primarily to the addition of corporate staff, increased professional fees and other corporate expenses.

Other Expense. Other expense was $2,950,180 for the year ended December 31, 2005, compared to $781,978 for the year ended December 31, 2004. The increase in other expense is primarily due to interest on increased borrowings along with the amortization of the associated debt issuance costs and the amortization of the original issue discount related to the Company’s convertible note payable, short-term debt and bank promissory note.

Loss From Discontinued Operations. The loss from discontinued operations was $4,035,500 and $2,911,791 for the years ended December 31, 2005 and 2004 respectively. The 2005 loss included a charge for $2,268,652 related to the write-down of Class II and Class III inventory and equipment. Without taking into account the effect of this charge, the loss in 2005 was $1,766,848. Losses in 2004 were greater then 2005 primarily due to research and development expenses in 2004 which included $850,000 relating to the acquisition of MET Games, Inc.

Net Loss. The Company incurred a net loss of $10,232,619 for the year ended December 31, 2005, compared to a net loss of $4,394,191 for the prior year. These increased net losses for 2005 as compared to 2004 are primarily the result of the Company commencing AWP operations, losses from discontinued operations in the Native American and charitable gaming markets which involve significant increases in employee and consulting expense and increased interest expense.

Liquidity and Capital Resources. The Company had negative working capital of $1,260,338 and positive working capital of $2,473,453 at December 31, 2005 and 2004, respectively. During 2005, cash used in operations was $3,937,338, and the primary uses of cash were to fund the Company’s net loss, acquire inventory and reduce payables and accrued expenses. For the year ended December 31, 2004, the cash used in operations was $4,386,270 and the primary use of cash was to fund the Company’s net loss, acquire inventory and to prepay license fees. These uses were partially offset by an increase in accounts payable, payroll and related taxes and accrued expenses and non-cash charges related to common stock, stock options and warrants issued for services.

Cash used in investing activities was $2,212,066 and $845,475 for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, $2,000,000 of cash was used in the purchase of the technology and distribution rights from Bally. For the year ended December 31, 2004, the Company used cash for capital expenditures, primarily at its El Cajon, California location and to purchase gaming equipment.

Cash provided by financing activities was $5,374,955 and $7,339,350 for the years ended December 31, 2005 and 2004, respectively. In November 2003, the Company began a private placement which ended in March 2004. A majority of the sales of the Company’s common stock in this private placement occurred after December 31, 2003. In the private placement, the Company sold a total of 1,796,829 shares of its common stock (of which 1,531,989 were sold in 2004) for a per-share price of $0.75 (i.e., raising a gross total of $1,347,622, $1,148,996 of which was raised in 2004). The Company used an agent for a portion of these sales. As a fee, the Company paid the agent $62,550 in cash and issued the agent fully-vested five-year warrants to purchase up to 83,400 shares of the Company’s common stock at an exercise price of $0.75 per share. In addition, the Company incurred legal fees and other expenses of $19,407 related to this private placement.

In November, 2004, the Company completed a private placement of 1,811,429 units, each unit consisting of one share of common stock and a five-year warrant to purchase one additional share of common stock at a purchase price of $3.75 per share. The per-unit price was $2.50 (i.e., raising a gross total of $4,528,573). The Company used two agents in completing the sale of the units in the November 2004 private placement. As a fee, the Company paid the agents an aggregate of $362,286 in cash, and issued the agents fully-vested five-year warrants to purchase up to 181,143 units for an exercise price of $2.50 per unit. In addition, the Company incurred legal fees and other expenses of $70,898 related to this private placement.

On May 20, 2004, the Company received $1,100,000 in a convertible debt investment from Pandora Select Partners, L.P. The note was payable in interest only, at 10% per annum, through August 20, 2004, and thereafter is payable in equal monthly installments over the next 15 months. The note is convertible by Pandora into common stock of Spectre at $2.50 per share, and allows Spectre, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share equal to 90% of the average closing bid price of the common stock over the 30 trading days immediately preceding the payment date. In connection with the financing, Spectre paid a 3% origination fee, issued a fully-vested five-year warrant for the purchase of 200,000 shares of Spectre’s common stock at $2.50 per share, and granted Pandora a security interest in the Company’s assets. In addition, Spectre agreed to file a registration statement with the SEC, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the note and warrant issued to Pandora. The registration statement was declared effective on January 24, 2005. In connection with the financing, the Company also paid a finder’s fee to Blake Capital Advisors, LLC, a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company, of $50,000 and issued a fully-vested five-year warrant for the purchase of 50,000 shares of the Company’s common stock at $2.50 per share and a fully-vested five-year warrant for the purchase of 50,000 shares at $3.00 per share. Net cash received by the Company after paying the finders fee, origination fee and legal cost of the lender of $10,000 was $1,007,000. The balance of the note was paid on October 28, 2005.

On September 10, 2004, the Company issued two $750,000 promissory notes accruing interest at 10% per annum. One note was issued to Pandora and the other note was issued to Whitebox Intermarket Partners L.P. The notes were payable interest only through March 10, 2005, at which time the principal became due. In connection with the financing, Spectre paid a 3% origination fee, issued fully-vested five-year warrants for the purchase of 50,000 shares of Spectre’s common stock at $3.00 per share to both Pandora and Whitebox, and granted Pandora and Whitebox security interests in the Company’s assets. In addition, Spectre agreed to file a registration statement with the SEC, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the warrants issued to Pandora and Whitebox. The registration statement was declared effective on January 24, 2005. Net cash received by the Company after paying the origination fee and legal costs of the lenders of $5,000 was $1,450,000.

On March 10, 2005, the Company signed amendments to the two $750,000 secured promissory notes with Pandora and Whitebox. The amendments extended the due date of the notes to June 10, 2005, and provided the Company with the option to further extend the due date to September 10, 2005. As part of the amendment the Company agreed to maintain assets whose value equals or exceeds the principal interest amounts then owned under the notes. For purposes of valuing the assets for compliance under this provision, the Company’s cash is valued at 100%, the Company’s accounts receivable are valued at 80% and the Company’s inventory and fixed assets are valued at 50% of their book value. As consideration for the amendments, the Company paid Pandora and Whitebox each $18,750. In June 2005, the Company exercised its option to extend the due dates of the two notes to September 10, 2005, and in consideration therefore paid the lenders $18,750 each.

On September 28, 2005, the Company entered into Forbearance and Extension Agreements with both Pandora and Whitebox further extending the maturity dates of the two March 2005 promissory notes until September 30, 2006. Pursuant to these agreements, beginning October 10, 2005 and on the tenth day of each month thereafter, the Company is required to pay the accrued interest on the notes.

On June 21, 2005, the Company secured a $1.5 million loan from Crown Bank of Edina, Minnesota. In connection with this loan the Company paid a 2% origination fee. The loan was guaranteed by two persons, Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer, and then a greater-than-ten-percent shareholder) and D. Bradly Olah. In exchange for their guarantees, the Company issued each of the foregoing guarantors five-year warrants to purchase 150,000 shares of the Company’s common stock at the price of $2.20, the closing price of the common stock on the date of issuance.

On September 29, 2005, the Company entered into a Forbearance and Extension Agreement with Crown Bank, extending the due date of the $1.5 million unsecured promissory note until October 31, 2005. On October 28, 2005, the Company paid the balance in full of the unsecured promissory note to Crown Bank.

On September 23, 2005 the Company signed a term sheet with PDS Gaming for a $20 million credit facility to finance its AWP gaming equipment. The term sheet is not a definitive agreement. As currently contemplated, terms of the facility will provide that the Company may make draws in increments of a minimum of $650,000 up to $10 million. Each loan under the facility will be amortized over 36 months with interest at 13% and will be subject to the Company meeting certain financial covenants and other conditions. A 1% fee will be required to be paid at closing of the facility and a 4% fee will be required on each draw. The Company is required to pay the expenses of the lender and paid an expense advance of $22,500 in September 2005. As of March 21, 2006, the Company had not closed on the credit facility.

On October 27, 2005, the Company offered and sold an aggregate of 7,420 shares of Series B Variable Rate Convertible Preferred Stock, together with five-year warrants to purchase an aggregate of 4,637,500 shares of common stock at $1.84 per share. The preferred shares are convertible into an aggregate of 4,637,500 of common stock at a conversion price of $1.60 per share. Of the 7,420 shares of Series B Preferred Stock sold, subscriptions for an aggregate of 1,230 shares were accepted, in lieu of cash, upon conversion of $1,230,000 of the principal amounts of nine unsecured short-term promissory notes made to the Company. Among subscribers converting loans into securities in the private placement were D. Bradly Olah, the President of the Company, and Prolific Publishing, Inc., a company of which Russell C. Mix, the Chief Executive Officer of the Company, is a director. Sales of the Series B Variable Rate Convertible Preferred Stock and warrants raised an aggregate of $7,420,000 in gross proceeds (which figure includes the conversion of $1,230,000 of principal amount of loans made to the Company) less approximately $615,000 in sales commissions payable in cash. In addition to cash compensation, selling agents received five-year warrants to purchase an aggregate of 695,624 shares of the Company’s common stock at an exercise price of $1.84 per share.

In connection with the Series B Variable Rate Convertible Preferred Stock offering, the Company was required by the purchase agreement to register the common shares issuable upon conversion of the preferred stock, warrants and other shares issuable under the agreement. The Company filed a registration statement which was declared effective on December 23, 2005.

On June 30, 2004, the Company signed a three-year non-exclusive License Agreement with Bally Gaming Inc., a Nevada corporation. The License Agreement obligates the Company to purchase from Bally Gaming the lesser of (i) 3,000 game cabinets over the term of the agreement or (ii) 70% of its Class II cabinet purchases. In addition, the Company was obligated to purchase at least 100 game cabinets from Bally Gaming, and incur certain minimum license-fee charges of $187,500. The Company has purchased 100 game cabinets from Bally Gaming. The agreement was terminated in August 2005. In connection with the termination, Bally agreed to allow the prepaid license fees of $187,500 to be applied to future Class III title purchases. The Company is in discussions with Bally to allow these fees to be applied against future AWP royalty fees due Bally.

On May 24, 2005, the Company entered into a Redemption Technology and Supply Agreement with Bally Gaming pursuant to which the Company acquired a license for certain AWP technology from Bally Gaming, including exclusive distribution rights to that technology and follow-on exclusive distribution rights for Video Lottery Terminals ("VLT"), if VLT becomes legal. This agreement and the license last for an initial term of five years, but may be extended if the Company meets certain performance targets. Under the agreement, the Company is obligated to pay an upfront fee of $5 million. Of this amount, $1 million was paid in June 2005, $1 million was due on August 15, 2005, and the Company delivered an unsecured two-year promissory note for the remaining $3 million, providing for payments in four equal installments on each successive six-month anniversary of the agreement. The note bears interest at 12% per annum. In addition to the upfront fee, beginning in January 2007 the agreement requires the Company to pay royalties monthly based on the number of in-service redemption games during each day of the agreement’s term. On August 15, 2005, the Company received an extension until August 31, 2005 to make the $1 million payment to Bally’s that was due on August 15, 2005. On September 9, 2005, the Company received an additional extension until September 29, 2005 to make the required payment. On September 30, 2005, the agreement was amended and Bally agreed to accept a payment from the Company in partial satisfaction of the total amount owed Bally. In addition, Bally agreed to a payment extension for the remaining balance owed (in the principal amount of $1,572,566) plus accrued interest at 18% per annum, with such remaining amount due on October 31, 2005. On October 31, 2005, the Company paid the agreed upon amounts due Bally.

In October 2005, the Company paid Bally Gaming the agreed-upon amounts due as of October 31, 2005 under the Redemption Technology and Supply Agreement as amended, repaid the unsecured promissory note with Crown Bank, repaid the May 2004 convertible note issued to Pandora and converted nine unsecured short-term promissory notes into 1,030 shares of its Series B Variable Rate Convertible Preferred Stock. A portion of the proceeds received from the sale of Series B preferred stock was used to make these payments.

Over the next 12 months, the Company expects to spend a significant amount on capital equipment purchases primarily for AWP machines, and for such purpose expects to seek financing to purchase such equipment.

The following summarizes the Company’s contractual obligations at December 31, 2005 (See Notes 9, 11, 16).

	Total	1 Year or Less	1-3 Years	4-5 Years	Over 5 Years
Short-term debt	$1,500,000	$1,500,000	—	—	—
Long-term debt	2,250,000	1,500,000	750,000
Operating leases	281,796	119,305	161,242	1,249	—
Total	$4,031,796	$3,119,305	$911,242	$1,249	$—

During 2005 and 2004, we did not pay or declare any cash dividends on common stock and do not intend to pay any cash dividends on common stock in the near future.

The Company anticipates that it will expend significant resources in 2006 acquiring machines to be placed in amusement centers on either a fixed lease or a participation basis. Once placed in service these machines are transferred to fixed assets.

Management believes that its cash should be sufficient to satisfy its cash requirements through April 2006. Beyond that point, the Company will need to obtain additional cash to meet its needs, including repaying the Bally, Pandora and Whitebox notes described above and has been actively pursuing additional debt and equity financing.

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

In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model. FASB No. 123R is effective for small business issuers as of the beginning of interim or annual reporting periods that begin after December 15, 2005. The Company will adopt SFAS No. 123R in its first fiscal 2006 quarter. The impact of SFAS No. 123R for 2006 is expected to be approximately $770,000 based on options outstanding at December 31, 2005 which will vest during 2006.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

Critical Accounting Policies

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) property, plant and equipment, (c) inventory, (d) intangible assets and (e) the valuation of stock-based compensation awarded. The Company derives its gaming revenues primarily two ways, outright sales of machines to customers, and participation arrangements with its customers. Revenue for machine sales is recorded upon shipment. Under the participation arrangements, the Company retains ownership of the equipment installed at a customer site and receives revenue based on a percentage of the hold per day generated by each gaming system, which is generally considered both realizable and earned at the end of each gaming day. The Company accounts for the participation agreements as operating leases. Property, equipment and leasehold improvements and leased gaming equipment were stated at cost. Depreciation of an asset was recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Inventory, which consists principally of gaming products and related materials, are stated at the lower of cost (determined on the specific identification method) or market. Acquired intangible assets are recorded at their estimated fair market value on the acquisition date and are being amortized on a straight-line basis over five years. The Company uses the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options and stock based compensation. The Company uses Emerging Issues Task Force 96-18 (EITF 96-18), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," to value options and warrants issued to non-employees. Management's estimates of the fair value of each option and warrant granted is calculated using the Black-Scholes pricing model with weighted-average assumptions including risk free interest rate, expected life of options granted, expected volatility range, and expected dividend yield.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Spectre Gaming, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Spectre Gaming, Inc. as of December 31, 2005 and 2004, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectre Gaming, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had net losses for the years ended December 31, 2005 and 2004, had an accumulated deficit at December 31, 2005 and does not have adequate liquidity to fund its operations through out fiscal 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota February 10, 2006, except for Note 18, as to which the date is March 21, 2006

Spectre Gaming, Inc.
Balance Sheets
	As of December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,656,831	$2,431,280
Other receivables	9,722	-
Inventory	300,009	4,204
Deposits	20,050	20,000
Current assets of discontinued operations	536,217	2,568,585
Prepaid expenses	57,566	33,438
Total current assets:	2,580,395	5,057,507

Property, equipment and leasehold improvements, net	66,231	9,729
Leased gaming equipment, net	109,629	—
Long-term technology and distribution rights, net	4,397,849	—
Prepaid license fees	187,500	187,500
Other assets of discontinued operations	163,500	809,318
Other assets	11,436	206,937
Total Assets:	$7,516,540	$6,270,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible note payable, net	$—	$354,134
Current portion of long-term debt	1,500,000	—
Short-term debt, net	1,500,000	1,373,611
Accounts payable	69,635	110,110
Accrued expenses	467,870	98,771
Liabilities of discontinued operations	303,228	647,428
Total current liabilities:	3,840,733	2,584,054

Long-term debt, less current portion	750,000	—
Total liabilities	4,590,733	2,584,054

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 100,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share: Authorized shares – 466,666 Issued and outstanding shares: 43,334 and 206,667 shares at December 31, 2005 and 2004, respectively ($65,001 and $310,000 liquidation preference at December 31, 2005 and 2004 respectively)	433	2,067
Series B Variable Rate Convertible Preferred Stock, par value $.01 shares: Authorized shares – 30,000 Issued and outstanding shares: 7,420 and 0 shares at December 31, 2005 and 2004, respectively ($7,420,000 and $0 liquidation preference at December 31, 2005 and 2004, respectively)	74	—
Common stock, par value $.01 per share: Authorized shares – 99,503,334 and 99,533,334 at December 31, 2005 and 2004 respectively
Issued and outstanding shares, 13,520,439 and 12,888,213 at December 31, 2005 and 2004, respectively	135,204	128,882
Additional paid-in capital	33,795,207	25,087,624
Accumulated deficit	(30,840,630)	(20,608,011)
Deferred equity compensation	(164,481)	(923,625)
Total shareholders’ equity:	2,925,807	3,686,937
Total liabilities and shareholders’ equity:	$7,516,540	$6,270,991

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Operations

	For the Years ended December 31,
	2005	2004

REVENUE:
Sales	$—	$—

Cost of revenues	1,517	—
Gross loss	(1,517)	—

OPERATING EXPENSES:
Research and development	361,122	—
Sales and marketing	642,642	—
General and administrative	2,130,374	700,422
Total Operating Expenses:	3,134,138	700,422

Operating loss	(3,135,655)	(700,422)

OTHER INCOME (EXPENSE):
Interest income	31,126	11,331
Interest expense	(2,981,306)	(793,309)
Loss from continuing operations:	(6,085,835)	(1,482,400)
Loss from discontinued operations	(4,035,500)	(2,911,791)
Net Loss:	(10,121,335)	(4,394,191)
Preferred Stock Dividends	111,284	—
Net Loss attributable to common shareholders	$(10,232,619)	$(4,394,191)
NET LOSS PER COMMON SHARE BASIC AND DILUTED:
Loss from continuing operations	$(0.45)	$(0.14)
Loss from discontinued operations	(0.30)	(0.28)
Net Loss	(0.75)	(0.42)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(0.76)	(0.42)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	13,456,045	10,578,101

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Shareholders’ Equity

	Series A Convertible Preferred Stock		Series B Variable Rate Convertible Preferred Stock		Common Stock		Additional Paid–In	Deferred Equity	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance at December 31, 2003	440,000	$4,400	—	$—	8,093,198	$80,932	$16,388,237	$—	$(16,213,820)	$259,749
Sale of common stock, net of issuance costs	—	—	—	—	3,343,418	33,434	5,128,994	—	—	5,162,428
Conversion of preferred stock to common stock	(233,333)	(2,333)	—	—	526,597	5,266	(2,933)	—	—	—
Issuance of common stock for purchased research and development	—	—	—	—	870,000	8,700	766,300	—	—	775,000
Issuance of common stock for distribution agreements	—	—	—	—	55,000	550	111,950	—	—	112,500
Issuance of options and warrants for services	—	—	—	—	—	—	1,355,076	(1,355,076)	—	—
Amortization of deferred equity compensation	—	—	—	—	—	—	—	431,451	—	431,451
Issuance of stock warrants related to notes payable	—	—	—	—	—	—	1,000,000	—	—	1,000,000
Beneficial conversion of note payable	—	—	—	—	—	—	340,000	—	—	340,000
Net and comprehensive loss	—	—	—	—	—	—	—	—	(4,394,191)	(4,394,191)
Balance at December 31, 2004	206,667	2,067	—	—	12,888,213	128,882	25,087,624	(923,625)	(20,608,011)	3,686,937
Sale of preferred stock, net of issuance costs	—	—	6,190	62	—	—	5,574,938	—	—	5,575,000
Conversion of notes payable to preferred stock	—	—	1,230	12	—	—	1,229,988	—	—	1,230,000
Conversion of preferred stock to common stock	(163,333)	(1,634)	—	—	368,617	3,686	(2,052)	—	—	—
Exercise of stock options	—	—	—	—	93,500	935	13,090	—	—	14,025
Cashless exercise of warrants	—	—	—	—	6,753	68	(68)	—	—	—
Conversion of note payable to common stock	—	—	—	—	163,356	1,633	340,503	—	—	342,136
Issuance of options and warrants for services	—	—	—	—	—	—	(56,880)	—	—	(56,880)
Amortization of deferred equity compensation	—	—	—	—	—	—	—	759,144	—	759,144
Issuance of stock warrants related to notes payable	—	—	—	—	—	—	1,608,064	—	—	1,608,064
Net and comprehensive loss	—	—	—	—	—	—	—	—	(10,121,335)	(10,121,335)
Preferred stock dividend	—	—	—	—	—	—	—	—	(111,284)	(111,284)
Balance at December 31, 2005	43,334	$433	7,420	$74	13,520,439	$135,204	$33,795,207	$(164,481)	$(30,840,630)	$2,925,807

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Cash Flows

	For the Years ended December 31,
	2005		2004
Operating activities
Net loss	$(10,121,335)		$(4,394,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,242		33,078
Loss on sale of property and equipment	4,811		—
Common stock issued for purchased research and development	—		775,000
Impairment of gaming equipment in inventory	1,361,594		—
Impairment of leased gaming equipment	907,058		—
Common stock issued for distribution agreements	—		112,500
Stock options and warrants issued for services	702,264		431,451
Amortization of original issue discount	1,622,177		522,823
Amortization of debt issuance costs	890,001		161,063
Amortization of long-term technology and distribution rights	602,151		—
Changes in operating assets and liabilities:
Accounts receivable	7,347		(7,347)
Other receivables Inventory	(105,126 (111,695	) )	— (2,530,683)
Deposits	14,589		(51,258)
Prepaid license fees	—		(187,500)
Prepaid expenses	(28,839)		3,522
Other assets	—		(6,650)
Accounts payable and accrued expenses	84,423		751,922
Net cash used in operating activities:	(3,937,338)		(4,386,270)

Investing activities
Net proceeds from sale of property and equipment	3,172		—
Purchases of property, equipment and leasehold improvements	(215,238)		(94,742)
Purchases of leased gaming equipment	—		(750,733)
Technology and distribution rights	(2,000,000)		—
Net cash used in investing activities:	(2,212,066)		(845,475)

Financing activities
Debt financing costs	(105,000)		(143,000)
Exercise of stock options	14,025		—
Proceeds from sale of common stock, net of issuance costs	—		5,162,428
Proceeds from the sale of preferred stock, net of issuance costs	5,575,000		—
Proceeds from notes payable and common stock warrants issued	2,530,000		2,600,000
Payments on notes payable	(2,527,786)		(280,078)
Preferred stock dividend	(111,284)		—
Net cash provided by financing activities:	5,374,955		7,339,350
Increase (decrease) in cash and cash equivalents	(774,449)		2,107,605
Cash and cash equivalents at beginning of year	2,431,280		323,675
Cash and cash equivalents at end of year:	$1,656,831		$2,431,280

Supplemental cash flow information
Cash paid for interest	$392,087		$98,190
Non-cash Investing and Financing Activities:
Common stock issued for payment on convertible notes payable	342,136		—
Warrants issued for services relating to debt issuance	723,775		225,000
Conversion of preferred stock to common stock	3,686		—
Warrants issued for guarantees on bridge loans	578,064		—
Warrants issued in connection with short-term debt	1,030,000		—
Inventory transferred to leased gaming equipment	523,775		—
Unsecured promissory note in exchange for long-term technology and distribution rights	3,000,000		—
Return of fixed assets and inventory for credit against accounts payable	100,000	—
Conversion of notes payable to preferred stock	1,230,000	—
Other receivable in exchange for the sale of property and equipment	7,768	—

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Notes to Financial Statements
For the years ended December 31, 2005 and 2004

 1.  Description of Business

Spectre Gaming, Inc. (the “Company” or “Spectre,” “we,” “us” or “ours”) was incorporated in Minnesota in June 1990 under the name MarketLink, Inc. At that time, the Company provided telecommunications—based business-intelligence services to client end users. In January 1997, the Company changed its name to OneLink Communications, Inc., and later in June 2000, changed its name to OneLink, Inc. In July 2002, the Company ceased operating its telecommunications-based business, and in December 2002 sold substantially all of its assets. In September 2003, the Company adopted a new business plan focused on providing interactive electronic games to the Native American and charitable gaming markets, and in January 2004 changed its name to Spectre Gaming, Inc. In early 2005, the Company began placing its gaming machines on casino floors.

In May 2005 the Company acquired the exclusive license to a proprietary technology (Alpha-AWP) for the development and deployment of casino-style redemption or amusement-with-prize (AWP) games. The Company has begun the development of AWP games and plans to distribute the games to operators at various retail, commercial and entertainment venues in the United States which allow for such devices. In December 2005, the Company made the decision to focus its efforts exclusively in the AWP market.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the years ended December 31, 2005 and 2004, had an accumulated deficit at December 31, 2005 and does not have adequate liquidity to fund its operations through fiscal 2006. The financial statements do not include any adjustments that might result from the outcome of this condition.

The Company, as noted above, is now pursuing business opportunities in the AWP market. To fund these business opportunities, the Company has engaged in debt and equity financing (see Notes 5, 10, 11, and 12). The Company anticipates engaging in additional debt and equity financing in the future. Nevertheless, there can be no assurance the Company will raise the necessary capital to fund its business. In addition, the Company is negotiating to extend the maturity dates of significant debt obligations. There can be no assurance extensions will be granted.

 2.  Summary of Accounting Policies

Discontinued Operations. In December, 2005, the Company made the decision to exit the markets for it’s Class II and Class III gaming equipment. The Company began efforts to close its facilities in Tulsa, Oklahoma and El Cajon, California, terminate its employees and dispose of its remaining inventory and fixed assets in those markets. In accordance with appropriate accounting rules, the Company has reclassified its previously reported financial results to exclude the results of the discontinued operations and these results are presented on a historical basis as a separate line item in the Company’s statement of operations and balance sheets entitled “Discontinued Operations.” All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of continuing operations.

Based on discussions with potential buyers, industry operators, sales efforts and limited sales results, the Company determined that the assets of discontinued operations were impaired. The Company recognized impairment charges of $1,361,594 on its gaming equipment in inventory and $907,058 on its previously leased gaming equipment and other fixed assets. The remaining assets of discontinued operations are classified as “Current assets of discontinued operations” and “Other assets of discontinued operations” on the balance sheet. Since the remaining value of those assets was based on limited data and management’s best estimate, the Company cannot assure that it will realize the remaining carrying value of those assets upon their disposition.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of its Class II and Class III business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The loss from discontinued operations for the years ended December 31, 2005 and 2004, respectively, consist of the following:

	For the Years ended December 31,
	2005	2004

REVENUE:
Sales	$474,074	$82,689

Cost of revenues	367,769	63,746
Gross profit	106,305	18,943

OPERATING EXPENSES:
Research and development	240,482	1,045,000
Sales and marketing	1,011,951	—
General and administrative	620,720	1,885,734
Impairment of gaming equipment in inventory	1,361,594	—
Impairment of leased gaming equipment	907,058	—
Total Operating Expenses:	4,141,805	2,930,734

Net loss from discontinued operations	$(4,035,500)	$(2,911,791)

Operating expenses included in discontinued operations are those costs which directly relate to Class II and Class III operations that will not be incurred in connection with continuing operations.

Revenue Recognition. The Company derives its revenues primarily two ways, through fixed rate leasing and participation arrangements with its customers. Under both arrangements, the Company retains ownership of the equipment installed at a customer site and under the participation arrangements, receives revenue based on a percentage of the hold per day generated by each gaming system, which is generally considered both realizable and earned at the end of each gaming day. The Company accounts for both types of agreements as operating leases.

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

Accounts Receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. No allowance was considered necessary at December 31, 2005 and 2004, respectively.

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

Inventory. Inventory, which consists principally of gaming products and related materials, is stated at the lower of cost (determined on the specific identification method) or market. At December 31, 2005 the Company had $120,516 of finished goods inventory and $179,493 of spare parts and gaming cabinets.

Prepaid License Fees. Prepaid license fees relate to licenses associated with the themes of certain gaming machines which are licensed from unrelated parties. Under participation agreements and upon the placement of the machines into service, the Company will begin amortizing the licenses over the estimated useful life of the pertinent machines of 3 years. These licenses are associated with Class II and Class III gaming equipment. However, the Company has been negotiating with the unrelated party to apply the prepaid license fees against future amounts due to the vendor from AWP operations. These negotiations are ongoing, but management believes they will obtain this right.

Deposits. Deposits primarily relate to deposits with utility companies and landlords, and deposits placed on corporate credit cards.

Leased Gaming Equipment and Property, Equipment and Leasehold Improvements. Leased gaming equipment and property, equipment and leasehold improvements were stated at cost. Gaming machines placed with customers under participation arrangements are included in leased gaming equipment. Depreciation of an asset is recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Sales and retirements of depreciable property were recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations. Depreciation and amortization expense on leased gaming equipment and property, equipment and leasehold improvements was $19,398 and $631 for the years ended December 31, 2005 and 2004, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. In connection with the change to focus the business on the AWP market, the Company recorded an impairment of $907,058 for the year ended December 31, 2005.

Technology and Distribution Rights. The Company’s technology and distribution rights relate to a $5,000,000 fee for redemption technology licensed from Bally Gaming, Inc. The technology and distribution rights are being amortized over the five-year term of the agreement. (Note 9)

Debt Issuance Costs. The Company capitalizes debt issuance costs and amortizes the costs over the life of the loan using the straight-line method, which approximates the interest method. The capitalized costs related to the convertible debt investment from Pandora Select Partners LP (“Pandora”) in May 2004 included the origination fee paid to Pandora of $33,000, the $50,000 cash paid to Blake Capital Advisors, LLC (“Blake”), the value of the warrants issued to Blake and $10,000 of legal fees, and are included in other assets in the financial statements. The warrants issued to Blake were valued at $225,000 using the Black-Scholes pricing model. The capitalized costs related to the loans from Pandora and Whitebox Intermarket Partners LP in September 2004 included the origination fee paid of $45,000 and $5,000 of legal fees. The capitalized costs related to the loans from Pandora and Whitebox in September 2004 also included the fee paid in March 2005 of $37,500 and June 2005 of $37,500 to allow the Company to extend the due date of the notes. The capitalized costs related to the loan from Crown Bank in June 2005 included the origination fee paid of $30,000 and the value of the warrants issued to Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer) and D. Bradly Olah, who became the Company’s President on August 2, 2005, for their personal guarantee of the loan. The warrants issued to Messrs. Eibensteiner and Olah were valued at $578,064 using the Black-Scholes pricing model.

At December 31, 2005 the Company had no unamortized debt issuance costs and at December 31, 2004 the Company had unamortized debt issuance costs of $206,937, classified as other assets on the balance sheet. Amortization of the debt issuance costs for the years ended December 31, 2005 and 2004 was $890,001 and $161,063, respectively.

Fair Value of Financial Instruments. The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short maturity of these instruments. The fair market value of the Company’s long-term debt appears to be less than the book value at December 31, 2005. The interest rate on the long-term debt is fixed at 12%. Recent negotiations with lenders as disclosed in notes 16 and 18 indicate the Company may realize higher interest rates on future borrowings.

Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any internal software development costs, since such costs have not been significant and the products are released shortly after technological feasibility. Research and development expense for continuing operations was $361,122 and $0 for the years ended December 31, 2005 and 2004, respectively.

Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options or warrants , totaling 13,899,804 shares, could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the years ended December 31, 2005 and 2004. (See Note 6)

Advertising Expense. Advertising costs are charged to operations when incurred. Advertising expense for continuing operations was $9,594 and $6,885 for the years ended December 31, 2005 and 2004, respectively.

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

Employees

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options and warrants issued to employees. Had compensation costs for the Company's stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004

Net loss attributable to common shareholders
As reported	$(10,232,619)	$(4,394,191)
Pro forma	(11,162,836)	(4,925,051)

Basic and diluted net loss attributable to common shareholders per common share
As reported	$(0.76)	$(0.42)
Pro forma	(0.83)	(0.47)

Stock-based compensation
As reported	$—	$—
Pro forma	930,217	530,860

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Year Ended December 31,
	2005	2004
Risk Free interest rate	4.10%	3.04%
Expected life	4.51 years	5.09 years
Expected volatility	158%	640%
Expected dividends	0%	0%

Non-employees

During the years ended December 31, 2005 and 2004, the Company has issued options and warrants to purchase 1,516,666 shares and 1,095,000 shares, respectively of the Company’s common stock to non-employees, mostly consultants, with exercise prices ranging from $0.75 per share to $3.30 per share and expiring at various times through June 2014. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options on the earlier of the date a performance commitment is met or the date the performance is complete. The Company recorded an expense of $702,264 and $431,451 for the years ended December 31, 2005 and 2004, respectively, in accordance with EITF 96-18. During the year ended December 31, 2005, options for 295,000 shares of the Company’s common stock were cancelled.

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

Recent Accounting Pronouncements. In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or fiscal 2006 for the Company. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model. SFAS No. 123R is effective for small business issuers as of the annual reporting periods that begin after December 15, 2005, or fiscal 2006 for the Company. The Company will adopt SFAS No. 123R in its first fiscal 2006 quarter. The impact of SFAS No. 123R for 2006 is expected to be approximately $770,000 based on options outstanding at December 31, 2005 which will vest during 2006.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

3. Asset Acquisition

In December 2004, the Company signed an asset purchase agreement with Streamline Development Company, Inc. (“Streamline”) whereby the Company acquired all of the assets and intellectual property of Streamline. Pursuant to the agreement the Company made a $20,000 cash payment and issued 70,000 unregistered shares of the Company’s common stock to Streamline. The shares were valued at the trading price of the Company’s common stock on the day the agreement was executed, $2.50 per share, and charged to research and development expense since the technological feasibility of the assets purchased had not yet been achieved. An additional 280,000 shares of the Company’s common stock will be issued to Streamline upon the achievement of certain development milestones. The shares will be expensed as development occurs, and valued at the trading price of the Company’s common stock, on the day the milestone is completed. Streamline is majority owned by two individuals who became employees of the Company in 2004. The Streamline technology relates primarily to Class II gaming products. As such, the in-process research and development charge is classified as discontinued operations in the 2004 income statement.

When the Company acquires technology from another entity, the purchase price is allocated, as applicable, between purchased in-process research and development expense (“IPR&D”), other identifiable intangible assets and net tangible assets. The Company’s policy defines IPR&D as the value assigned to those projects for which related products have not reached technological feasibility and have no alternative future use. The Company has charged to research and development expense the consideration paid to Streamline because the assets acquired had not yet reached technological feasibility.

4.  Property, Equipment and Leasehold Improvements and Leased Gaming Equipment

At December 31, 2005 and 2004, the Company’s leased gaming equipment and property, equipment and leasehold improvements consisted of the following:

	2005	2004	Estimated Useful Lives
Furniture and equipment	$79,124	$10,360	3-5 years
Leasehold improvements	11,931	—	12-24 months
Total property, equipment and leasehold improvements	91,055	10,360
Less accumulated depreciation	(24,824)	(631)
Total property, equipment and leasehold improvements, net	$66,231	$9,729

Leased gaming equipment	$111,532	$—	3 years
Less accumulated depreciation	(1,903)	—
Total leased gaming equipment	$109,629	$—

Leased gaming equipment at December 31, 2005 includes machines at customer facilities on a test basis.

5. Shareholders’ Equity

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

Common Stock

In November 2003, the Company began a private placement which ended in March 2004 (the “Offering”). A majority of the sales of the Company’s common stock occurred after December 31, 2003. In the Offering, the Company sold a total of 1,796,829 shares of its common stock (of which 1,531,989 were sold in 2004) for a per share price of $0.75 (i.e., raising a gross total of $1,347,622, $1,148,996 of which was raised in 2004). The Offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended. The Company raised funds in this private placement in anticipation of entering into the business of developing, manufacturing, distributing and servicing gaming machines, primarily for the Native American and charitable gaming markets. The Company used an agent for a portion of these sales. As a fee, the Company paid the agent $62,550 in cash which was accounted for as a reduction of gross proceeds, and issued the agent fully-vested five-year warrants to purchase up to 83,400 shares of the Company’s common stock for an exercise price of $0.75 per share. In addition, the Company incurred legal fees and other expenses of $19,407 related to the Offering.

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

During 2004, holders of 233,333 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 526,597 shares of the Company’s $.01 par value common stock. At December 31, 2004, there were outstanding 206,667 shares of Series A Convertible Preferred Stock which were convertible into an aggregate of 466,452 shares of the Company’s common stock with a liquidation preference of $310,000.

During 2005, holders of 163,333 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 368,617 shares of the Company’s $.01 par value common stock. At December 31, 2005, there were outstanding 43,334 shares of Series A Convertible Preferred Stock which were convertible into an aggregate of 97,799 shares of the Company’s common stock with a liquidation preference of $65,001.

On October 27, 2005, the Company sold an aggregate of 7,420 shares of Series B Variable Rate Convertible Preferred Stock, together with five-year warrants to purchase an aggregate of 4,637,500 shares of common stock at $1.84 per share. In the event of liquidation, the Series B Variable Rate Convertible Preferred Shareholders receive a liquidation preference. The Series B Variable Rate Convertible Preferred shareholders are entitled to cash dividends, payable quarterly. Under certain circumstances, the Company can pay the dividends with its common stock.

The Company is obligated to pay dividends on the Series B Variable Rate Convertible Preferred Stock on a quarterly basis, based on a rate per annum equal to the 6-month LIBOR on the day before the quarterly interest period, plus 4%. Under certain circumstances specified in the Certificate of Designation, the Company may pay the dividends with its common stock.

The holders of Series B Variable Rate Convertible Preferred Stock may elect to convert all or a portion of such shares into shares of the Company’s common stock in the manner set forth in the Series B Variable Rate Convertible Preferred Stock Certificate of Designation on file with the Minnesota Secretary of State. After adjustment pursuant to the terms of the Certificate of Designation, the preferred shares are convertible into an aggregate of 4,637,500 of common stock at a conversion price of $1.60 per share.

Of the 7,420 shares of Series B Variable Rate Convertible Preferred Stock sold, subscriptions for an aggregate of 1,230 shares were accepted, in lieu of cash, upon conversion of $1,230,000 of the principal amounts of nine unsecured short-term promissory notes made to the Company. Sales of the Series B Variable Rate Convertible Preferred Stock and warrants raised an aggregate of $7,420,000 in gross proceeds (which figure includes the conversion of $1,230,000 of principal amount of loans made to the Company) less approximately $615,000 in sales commissions payable in cash. In addition to cash compensation, selling agents received five-year warrants to purchase an aggregate of 695,624 shares of the Company’s common stock at an exercise price of $1.84 per share.

The Company has determined that the value of the 4,637,500 warrants, using the Black Scholes pricing model, issued with the Series B Variable Rate Convertible Preferred Stock exceeds the value of the preferred stock. Therefore, pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, there is no deemed dividend on the embedded conversion feature of the preferred stock.

As a condition of the Series B Variable Rate Convertible Preferred Stock offering, the Company was required to reserve $75,000 of the gross proceeds to make regularly scheduled interest payments on the Pandora Select Partners, L.P. and Whitebox Intermarket Partners, L.P. notes (see note 11). An additional condition of the Series B Variable Rate Convertible Preferred Stock offering, the Company agreed to sell its Class II and Class III gaming machines to an unaffiliated person on or before March 31, 2006. The Company is unsure whether it will be able to dispose of the machines on or before March 31, 2006, but does not believe that there will be an effect on the financial statements if it does not.

If a purchaser of the Series B Variable Rate Convertible Preferred Stock still owns such stock on the 36-month anniversary of the closing date, the Company shall issue such purchaser additional warrants to purchase up to a number of shares of common stock equal to 100% of the stated value of the Series B Variable Rate Convertible Preferred Stock then held by such purchaser divided by the lesser of then applicable conversion price or the average of the closing prices for the five trading days immediately prior to the additional warrant issuance date, with an exercise price equal to the lesser of (i) the then applicable conversion price, (ii) the then applicable exercise price of any warrants held by such purchaser or (iii) 50% of the average of the closing prices for the five trading days immediately prior to the additional warrant issuance date, subject to adjustment therein.

6. Warrants and Stock Options

During 2003, 16,666 five-year warrants were issued to a consultant and none were exercised. The warrants issued to the consultant are earned and vest as the consultant achieves milestones as described in the consulting agreement. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company has valued and will record an expense related to the warrants as the milestones are achieved. At December 31, 2005 and 2004, no expense has been recorded related to these warrants as no milestones were achieved.

At December 31, 2005, the Company had 10,456,988 warrants outstanding with exercise prices ranging from $0.75 to $3.75. The warrants expire serially through December 2010.

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

During 2005 and 2004, the Company issued options for 2,005,000 shares of the Company’s common stock outside of the Company’s stock option plans.

At December 31, 2005, the Company had 771,982 exercisable options outstanding with a weighted-average exercise price of $1.87, and a weighted-average remaining contractual life of 7.2 years. At December 31, 2004, the Company had 327,772 exercisable options outstanding with a weighted-average exercise price of $1.00, and a weighted-average remaining contractual life of 8.9 years.

The weighted-average grant date fair market value of options granted to employees during the year ended December 31, 2005 and 2004 was $1.92 and $2.03, respectively.

The following table summarizes options and warrants to purchase shares of the Company’s common stock:

	Options Outstanding	Weighted Average Exercise Price Per Share of Options	Range of Option Exercise Price	Warrants Outstanding	Weighted Average Exercise Price Per Share of Warrants
Balance at December 31, 2003	218,607.67		$0.15 to $6.00	74,325	3.71
Granted	2,334,167	2.18	$0.75 to $3.50	2,657,115	3.41
Canceled/expired	(185,835)	2.25	$2.00 to $3.09	(33,494)	4.47
Balance at December 31, 2004	2,366,939	2.04	$0.15 to $6.00	2,697,946	3.41
Granted	1,607,500	2.17	$1.60 to $2.45	7,949,374	1.64
Exercised	(93,500)	.15	$0.15	(9,917)	.75
Canceled/expired	(438,123)	2.43	$2.00 to $3.50	(180,415)	2.22
Balance at December 31, 2005	3,442,816	$2.10	$0.15 to $6.00	10,456,988	$2.07

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.15	39,833	7.75	$0.15	39,833	$0.15
$0.75	83,333	7.88	0.75	62,499	0.75
$1.50 - $1.70	950,000	6.98	1.55	180,000	1.50
$1.83 - $2.05	572,500	6.04	2.00	200,000	2.02
$2.15 - $2.25	325,000	5.54	2.22	175,000	2.19
$2.40 - $2.55	1,301,875	8.44	2.51	64,375	2.42
$2.70 - $3.00	13,609	2.48	2.82	13,609	2.82
$3.20 - $3.50	150,000	6.78	3.20	30,000	3.20
$6.00	6,666	3.70	6.00	6,666	6.00
$0.15 to $6.00	3,442,816	7.24	$2.10	771,982	$1.87

7. Software

On March 4, 2004, the Company signed an agreement with MET Games, Inc. (“MET”) to purchase certain Linux-based software and technology being developed by and owned by MET for the operation of certain gaming computers and systems. Pursuant to the agreement, the Company made a $250,000 cash payment to MET and issued 800,000 unregistered, restricted shares of the Company’s common stock. The Company intended to use the software as it developed its business opportunities in the Native American Class II and charitable gaming markets.

The Company had the right to terminate the agreement and recover the $250,000 payment and 800,000 unregistered, restricted shares of the Company’s common stock if MET failed to deliver software that meets the specifications detailed in the agreement or in the event that MET failed to provide the software in accordance with the development schedule detailed in the agreement. Despite this fact, due to the development of the software not having reached technological feasibility on the date of the agreement and the $250,000 cash payment being a significant performance commitment, the Company expensed the cash payment and the value of the common stock, $600,000, as research and development expense. For this purpose, the common stock was valued at $0.75 per share, based upon the price of the Company’s then recently completed private placement.

MET is wholly-owned by an individual who became an employee of the Company on March 4, 2004 and is no longer an employee as of March 2006.

On February 3, 2005, the Company and MET executed an amendment to the Software Development Agreement to be effective January 24, 2005. The amendment provides for the Company’s acceptance of MET’s non-conforming delivery of the software in exchange for MET’s reimbursement to the Company of up to $100,000 for all internal and external costs and expenses related to the completion of the software and the Company’s access to MET’s office and warehouse space to facilitate the completion of the software. As of December 31, 2005, $100,000 has been recorded as an other receivable, which is included in current assets of discontinued operations, for expenses related to completion of the software. In connection with the amendment, the Company agreed to release the restrictions on 100,000 shares of common stock immediately and on the remaining 700,000 shares commensurate with revised milestone achievements. The amendment did not change the Company’s ownership rights or limit its risks with respect to the completed software. As a result there were no accounting adjustments or revisions attributable to this amendment.

With the decision to exit the Class II market, the Company ceased to develop on and pursue the use of the MET technology as of December 31, 2005.

8. Distribution Agreement

In June 2004, the Company signed a distribution agreement to become the exclusive distributor of Games of Chance, Inc. (“GOC”). Under the terms of the five-year agreement the Company will issue an aggregate of 200,000 shares of the Company’s common stock, 50,000 shares of which were issuable upon the signing of the agreement with the remaining 150,000 shares issuable in five 30,000-share installments on each of the five anniversaries of the agreement. The shares issued upon the signing of the agreement were expensed at $100,000, their current value on the date of the agreement. In addition, GOC received an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The options vest in increments of 25,000 shares as the Company places or sells 500 GOC machines. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options as the machines are sold. At December 31, 2005 and 2004, $0 and $4,500 had been recorded for expense of these options. As of December 31, 2005, the Company had placed 54 GOC machines. Upon signing, the Company also paid GOC $15,000 related to prior expenses incurred by GOC on behalf of the Company in 2004.

In connection with the distribution agreement the Company signed a five-year consulting agreement (“Consulting Agreement”) with Barry Quick, the spouse of the President of GOC. The Consulting Agreement calls for monthly payments to Mr. Quick of $10,000 and is terminable, without penalty, for cause or non-performance. The agreement was terminated on October 31, 2005. The Company incurred expense of $100,000 and $75,000 for the years ended December 31, 2005 and 2004, respectively.

With the decision to exit the Class III market, the Company ceased distributing GOC games as of December 31, 2005.

9. Redemption Technology and Supply Agreement

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

The Agreement and the License last for an initial term of five years, but may be extended if the Company meets certain performance targets. Under the Agreement, the Company will pay an upfront License fee of $5 million, payable as follows: $1 million was due on or prior to June 23, 2005; $1 million was due no later than August 15, 2005; and the remaining $3 million was payable pursuant to an unsecured two-year promissory note providing payments in four equal installments on each successive six-month anniversary of the Agreement. The note bears interest at 12% per annum. The Agreement and note were subsequently amended and Spectre paid Bally a total of $2,750,000, plus interest, in 2005. The Company has $2,250,000 remaining due under the amended note at December 31, 2005, and has payments due of $750,000, plus interest, on March 31, 2006, September 30, 2006 and March 31, 2006.

In addition to the License fee, beginning in January 2007 the Agreement requires the Company to pay royalties monthly based on the number of in-service redemption games during each day of the Agreement’s term.

Under the Agreement, the Company will have the right to have Bally provide transition training services so that Company employees may become familiar with the licensed technology. The Agreement also provides fixed pricing for the Company’s (i) purchase of electronic components containing the licensed technology, (ii) purchase of gaming cabinets in which to house redemption games employing the licensed technology, (iii) purchase of materials to convert the redemption games into video lottery terminals and/or Class III gaming machines (i.e., slot machines), and (iv) acquisition from Bally of other services on an hourly basis. The Company recognized an intangible asset representing it rights under the Agreement, which it is amortizing over five years.

10. Convertible Note Payable

On May 20, 2004, the Company received $1,100,000 in a convertible debt investment from Pandora Select Partners, L.P. (“Pandora”). The note was payable in interest only, at 10% per annum, through August 20, 2004, and thereafter is payable in equal monthly installments over the next 15 months. The note is convertible by Pandora into common stock of Spectre at $2.50 per share, and allows Spectre, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share equal to 90% of the average closing bid price of the common stock over the 30 trading days immediately preceding the payment date. In connection with the financing, Spectre paid a 3% origination fee, issued a fully-vested five-year warrant for the purchase of 200,000 shares of Spectre’s common stock at $2.50 per share, and granted Pandora a security interest in the Company’s assets. The gross proceeds of $1,100,000 were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount, the fair value of the warrants and the beneficial conversion of the note into common stock as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the promissory note using the straight-line method, which approximates the interest method. The note is convertible by the holder any time in whole or in part upon written notice to the Company. Such conversion is limited to the extent the holder’s beneficial ownership interest would exceed 4.99% of outstanding common stock at conversion. In addition, Spectre agreed to file a registration statement which was declared effective on January 24, 2005. In connection with the financing, the Company also paid a finder’s fee to Blake Capital Advisors, LLC (“Blake”), a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company, of $50,000 and issued a fully-vested five-year warrant for the purchase of 50,000 shares of the Company’s common stock at $2.50 per share and a fully-vested five-year warrant for the purchase of 50,000 shares at $3.00 per share, and paid legal fees of $10,000. The fees and the value of the warrants were recorded as deferred financing costs and were amortized over the life of the convertible debt.

The allocation of the gross proceeds of the convertible note payable is summarized below as of December 31, 2005 and 2004:

	2005	2004
Convertible note payable, total borrowed	$1,100,000	$1,100,000
Value of 200,000 warrants allocated to additional paid in capital	(450,000)	(450,000)
Value of beneficial conversion of note payable allocated to additional paid in capital	(340,000)	(340,000)
Convertible note payable, net of original issue discount	310,000	310,000
Amortization of original issue discount	790,000	324,212
Principal payments on convertible note	(1,100,000)	(280,078)
Convertible note payable, net at December 31,	$0	$354,134

11. Short-term Debt

On September 10, 2004, the Company issued two $750,000 10% promissory notes. One note was issued to Pandora Select Partners, L.P. (“Pandora”) and the other note was issued to Whitebox Intermarket Partners, L.P. (“Whitebox”). The notes are payable interest only through March 10, 2005, at which time the principal is due. In connection with the financing, Spectre paid a 3% origination fee, issued five-year warrants for the purchase of 50,000 shares of Spectre’s common stock at $3.00 per share to both Pandora and Whitebox, and granted Pandora and Whitebox security interests in the Company’s assets. The gross proceeds of $1,500,000 were allocated between the notes and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount and the fair value of the warrants will be amortized over the life of the promissory note using the straight-line method, which approximates the interest method. In addition, Spectre agreed to file a registration with the SEC, which was declared effective on January 24, 2005.

On March 10, 2005, the Company signed amendments to the two $750,000 secured promissory notes issued to Pandora and Whitebox. The amendments extend the due date of the notes to June 10, 2005, which date was further extended by the Company to September 10, 2005. As part of the amendments the Company agreed to maintain assets whose value equals or exceeds the principal interest amounts then owned under the notes. For purposes of valuing the assets for compliance under this provision, the Company’s cash shall be valued at 100%, the Company’s accounts receivable shall be valued at 80% and the Company’s inventory and fixed assets shall be valued at 50% of their respective book values. As consideration for the amendments, the Company paid Pandora and Whitebox each $18,750 and amortized the expense over the first and second extension periods, respectively. On September 28, 2005 the Company entered into Forbearance and Extension Agreements with both Pandora and Whitebox extending the maturity dates of the two notes until September 30, 2006. Pursuant to the agreements, beginning October 10, 2005 and on the 10th day of each month thereafter, the Company is required to pay the accrued interest on the notes.

The allocation of the gross proceeds of the short-term debt is summarized below as of December 31, 2005 and 2004:

	2005	2004
Short-term debt, total borrowed	$1,500,000	$1,500,000
Value of 100,000 warrants allocated to additional paid in capital	(325,000)	(325,000)
Short-term debt, net of original issue discount	1,175,000	1,175,000
Amortization of original issue discount	325,000	198,611
Total short-term debt, net	$1,500,000	$1,373,611

Between September 30, 2005 and October 17, 2005, the Company issued nine unsecured short-term promissory notes to nine separate investors in exchange for a total of $1,030,000. All of the promissory notes accrued interest at the rate of 6% per annum, and became due and payable in full on October 21, 2005. The promissory notes (including accrued interest) were convertible, at the option of the noteholders and subject to certain conditions, into shares of the Company Series B Preferred Stock on or prior to their maturity date. One of the investors is D. Bradly Olah, the Company's President, and another investor is a corporation that is affiliated with Russell C. Mix, the Company's Chief Executive Officer.

In connection with the financing, the Company issued to the investors five-year warrants to purchase an aggregate of 2,060,000 shares of the Company's common stock for one dollar per share. The proceeds of $1,030,000 were allocated between the short-term notes and the warrants based on the relative fair market values of the securities at the time of issuance. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount is being amortized over the life of the short-term notes using the straight-line method, which approximates the interest method. The beneficial conversion of the promissory notes into the Company’s common stock was valued using the Black Scholes pricing model, and determined to be zero. The warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends, and include cashless-exercise provisions. The warrants also contain anti-dilution adjustments to the exercise price and number of common shares issuable upon exercise in the event of certain dilutive issuances of equity securities.

On October 27, 2005, all of the unsecured short-term convertible promissory notes, totaling $1,030,000, were converted into an aggregate of 1,030 shares of the Company’s Series B Preferred Stock (see Note 5).

The allocation of the gross proceeds of the short-term debt is summarized below as of December 31, 2005:

Short-term debt, total borrowed	$1,030,000
Value of 1,760,000 warrants allocated to additional paid in capital	(1,030,000)
Short-term debt, net of original issue discount	0
Amortization of original issue discount	1,030,000
Short-term debt converted to preferred stock	(1,030,000)
Convertible note payable, net	$0

12. Bank Promissory Note

On June 21, 2005, the Company issued a $1.5 million unsecured promissory note to Crown Bank of Edina, Minnesota. The note was due on August 31, 2005 and bore interest at 1% above prime and was paid in full in October 2005. In connection with this loan the Company paid a two percent origination fee, which was amortized from June 21, 2005 until August 31, 2005. The loan was guaranteed by two persons, Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer) and D. Bradly Olah, who became our President on August 2, 2005. In exchange for their guarantees, the Company issued each of the foregoing guarantors five-year warrants to purchase 150,000 shares of the Company’s common stock at the price of $2.20, the closing price of the common stock on the date of issuance. The warrants were valued at $578,064 using the Black Scholes pricing model and the value of the warrants was amortized from June 21, 2005 until August 31, 2005 (see note 14). On September 29, 2005 the Company entered into a Forbearance and Extension Agreement with Crown Bank of Edina, Minnesota extending the due date of the $1.5 million unsecured promissory until October 31, 2005.

On October 28, 2005, the Company paid in full the balance of the unsecured promissory note to Crown Bank with proceeds received from the Series B Variable Rate Convertible Preferred offering.

13. License Agreement

On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the License Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company was obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license-fee charges of $187,500, by June 30, 2004. As of December 31, 2005, the Company had not taken delivery of any of the products that include the license fee charges and therefore the minimum license fee paid is included in prepaid expenses at December 31, 2005 and December 31, 2004. Upon receipt of the machines that include the license fees and the placement of the machines, through a participation agreement, into service, the Company will begin amortizing the licenses over the three-year estimated useful life of the machines. In an August 12, 2005 letter agreement, Bally agreed to allow the prepaid license to be applied to Class III cabinet purchases. In connection with the termination, Bally agreed to allow the prepaid license fees of $187,500 to be applied to future Class III title purchases. The Company is in discussions with Bally to allow these fees to be applied against future AWP royalty fees due Bally.

14. Related Party Transactions

The Company incurred expenses from corporations, owned by a former director of the Company and employing another former director and former officer of the Company, for rent and consulting services of approximately $149,000 and $102,000 during the years ended December 31, 2005 and 2004, respectively.

The Company incurred expenses from a corporation, partially owned by the CEO and director of the Company, for consulting services and expense reimbursements of approximately $214,000 and $81,000 during the years ended December 31, 2005 and 2004, respectively. The Company’s CEO also serves as a director of the corporation.

In February 2004, the Company entered into a consulting agreement with D. Bradly Olah, then a greater-than-five-percent shareholder of the Company. Pursuant to the consulting agreement, Mr. Olah received $12,500 per month for four months (ending as of May 31, 2004) in exchange for general consulting services. On June 1, 2004, the Company entered into a new consulting agreement with Mr. Olah providing for payments of $12,500 per month for a two-year term. In connection with the new consulting agreement, Mr. Olah received options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $2.15 per share (the fair value of the stock on the date of grant). Beginning on June 15, 2005, the option vests in 100,000-share increments on each June 15 through 2007, and has a five-year term during which the options must be exercised or forfeited. The options were measured on the date performance was complete; until then variable plan accounting was applied using the Black-Scholes pricing model. The options had a value of $640,954 at June 30, 2005, of which $260,519 had been charged to expense through June 30, 2005. Effective as of August 2, 2005, the Company’s board of directors elected D. Bradly Olah as its President to replace Russell Mix, who continues to serve as the Company’s Chief Executive Officer. The Consulting Agreement with Mr. Olah was terminated as a result of his appointment as President. For his services as President, the Company will compensate Mr. Olah with an annual salary in the amount of $150,000 and, has granted Mr. Olah a ten-year non-qualified option to purchase up to 500,000 shares of common stock at a per-share price of $2.55 (which was greater then the fair value of the stock on the date of grant). The option will vest ratably over three years in installments of 166,666, 166,666 and 166,668 shares on August 2, 2006, 2007 and 2008, respectively. Additionally, the Company and Mr. Olah have entered into a letter agreement amending an option agreement dated June 1, 2004 which the parties entered into in connection with the Consulting Agreement. Under the letter agreement, the parties agreed to (i) cease the vesting of 200,000 unvested shares subject to the 2004 Option Agreement; and (ii) extend the term during which the vested options subject to the 2004 Option Agreement may be exercised through July 26, 2010 (subject to early termination in the event Mr. Olah ceases to serve as an employee of or consultant to the Company). The Company evaluated the accounting treatment of the options according to Emerging Issues Task Force 00-23 (EITF 00-23), "Issues related to the Accounting for Stock Compensation under APB Opinion No. 25, and FASB Interpretation No. 44". Due to the modified stock options being fully-vested at the time of the modification, there was no additional compensation expense recognized related to the modification.

In connection with the convertible debt financing from Pandora, the Company paid $50,000 and issued two fully-vested three-year warrants to Blake Advisors, LLC, a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company. The warrants were issued in exchange for financial-advisory services rendered by Blake. One warrant grants Blake the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $2.50 per share, and the second warrant grants Blake the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrants were valued at $225,000 using the Black-Scholes pricing model and will be expensed using the straight-line method over the term of the promissory note. The Company has recorded expense of $132,660 and $92,340 for the years ended December 31, 2005 and 2004 respectively.

On December 9, 2005, the Company issued a fully vested, five year warrant to purchase 100,000 shares at $2.00 per share to Blake for services rendered in connection with Company financings. The Company recorded an expense of $180,464 in 2005 related to the issuance of the warrant.

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

15. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences principally relate to net operating loss carryforwards and depreciation.

As a result of various equity offerings that occurred previous to 2005, the Company experienced a change in ownership prior to 2005 under the net operating loss limitation rules. In the first quarter of 2006, the Company calculated a preliminary estimate of the net operating carryforward based upon the change of ownership. The net operating loss carryforward of approximately $11,070,000 at December 31, 2005 is based upon this preliminary calculation. The Company’s estimate at December 31, 2005 of the net operating loss and research and development credit carryforwards are significantly lower than previously reported because the Company had not previously calculated an estimate since it experienced a change in control. The new estimate did not result in any change to the Company’s financial statements as a full valuation allowance was provided for against the net deferred tax asset at December 31, 2005 and 2004.

The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits as disclosed above as follows at December 31:

	2005	2004
Deferred income tax assets:
Net operating loss carryforwards	$4,496,000	$7,751,000
Options and warrants issued for services	459,000	175,000
Impairment of inventory and fixed assets	918,000	—
Research and development credit carryforwards	—	101,000
Less: valuation allowance	(5,873,000)	(8,027,000)
Net deferred income tax assets	$—	$—

The change in the valuation allowance was $(2,154,000) and $1,960,000 for the years ended December 31, 2005 and 2004, respectively.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2005	2004
Federal statutory tax rate benefits	(34.0)%	(34.0)%
State tax, net of federal benefit	(6.5)%	(6.5)%
Change in valuation allowance	40.5%	40.5%
Effective tax rate	0.0%	0.0%

16. Commitments

The Company leased office space on a month-to-month basis from a company owned by the Company’s former chairman at a rate of $3,000 per month and since September 2004 at a rate of $1,500 per month. The Company discontinued leasing this space effective December 31, 2005.

The Company leases office and warehouse facilities in El Cajon, CA pursuant to terms of a non-cancelable operating lease, as amended, that expires in May 2006. Under the terms of the lease, the Company is required to pay a portion of the lessor’s operating costs.

The Company leases space located in, Roseville, California, and pays $4,122 per month through August 31, 2006, $4,228 per month through August 31, 2007 and $4,334 per month through August 31, 2008, at which time the lease will expire. This facility houses the Company’s research and development operations.

Finally, the Company signed a leases office and warehouse space located in Minneapolis, Minnesota which serves as the Company’s headquarters. The Company will begin paying $2,980 per month from March 1, 2006 through December 31, 2007, and approximately $3,080 per month for the remaining term, ending December 31, 2008.

The Company leases equipment pursuant to terms of a non-cancelable operating lease that expires in September 2009.

Rent expense, excluding operating expenses, was $141,835 and $81,825 for the years ended December 31, 2005 and 2004, respectively.

Scheduled minimum lease payments for the next five years are approximately as follows:

Year ending December 31,
2006	$119,305
2007	92,073
2008	69,169
2009	1,249

Totals	$281,796

The Company has entered into various employment agreements with certain executives of the Company, which provide for severance payments subject to certain conditions and events.

On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. The agreement was subsequently terminated on August 12, 2005.

On September 23, 2005, the Company signed a non-binding term sheet with PDS Gaming for a $20 million credit facility to finance its AWP gaming equipment. The term sheet is not a definitive agreement. As currently contemplated, terms of the facility will provide that the Company may make draws in increments of a minimum of $650,000 up to $10 million. Each loan under the facility will be amortized over 36 months with interest at 13% and will be subject to the Company meeting certain financial covenants and other conditions. A 1% fee will be required to be paid at closing of the facility and a 4% fee will be required on each draw. The Company is required to pay the expenses of the lender and paid an expense advance of $22,500 in September 2005. As of March 21, 2006, the Company had not closed on the credit facility.

17. Significant Customers

Revenues from three customers was 72.3 % of total revenues in 2005.

18. Subsequent Events

In February, 2006 D. Bradly Olah, President and a director of the Company, converted 250 share of Series B Preferred stock held by him into 156,250 shares of common stock.

On March 21, 2006, the Company signed a non-binding term sheet with PDS Gaming Corporation for a bridge loan in the amount of $1,500,000. The proceeds will be used to fund a down payment on a 2,000 AWP machine order from its supplier. The loan provides for interest at 18% and will have a term of the longer of four months or the delivery of 750 machines. The Company anticipates closing on the loan in late March or April 2006.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2005, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. During the course of their audit of our consolidated financial statements for Fiscal 2005, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Our current board of directors and executive management team include:

Name	Age	Positions
Kenneth W. Brimmer	50	Chairman of the Board
Russell C. Mix	49	Chief Executive Officer and Director
D. Bradly Olah	41	President and Director
Robert Bonev	48	Director
Namon D. Witcher	67	Director
Kevin M. Greer	49	Chief Financial Officer

Kenneth W. Brimmer, 50 has been a member of the Board of Directors and Chairman of Spectre since February 2005. Mr. Brimmer has been the owner and chief manager of Brimmer Company, LLC, a private investment company, since December 2001. Mr. Brimmer has been the chief executive officer of STEN Corporation (Nasdaq-SC: STEN), since September 2003, and has served as a member of its board of directors since February 1998 and as chairman of its board of directors since March 2000. STEN Corporation, with offices in Minneapolis, Minnesota, sells, leases and services oxygen tanks for emergency medical use, and owns and operates 11 fast-food drive-through restaurants under the name “Burger Time.” At the request of Entrx Corporation’s Board of Directors, Mr. Brimmer acted as the chief executive officer and chairman of the board of directors of VioQuest Pharmaceuticals, Inc. (formerly Surg II, Inc. and Chiral Quest, Inc.) (OTCBB: VQPH.OB), from May 2002 until February 2003. VioQuest Pharmaceuticals, Inc. was a 90%-owned Entrx subsidiary during that period, until October 2003. Mr. Brimmer was the chief executive officer and chief financial officer of Active IQ Technologies, Inc. from March 2000 until December 2001, and acted as chairman of its board of directors until June 2003. Active IQ Technologies, Inc. was engaged in providing accounting software services in Minnetonka, Minnesota, and is now in the precious metals exploration business under the name Wits Basin Precious Metals, Inc. (OTCBB: WITN.OB). Until April 2000, Mr. Brimmer was an executive officer of Rainforest Cafe, Inc., serving as its treasurer from 1995, and its president from April 1997. Mr. Brimmer is currently a member and the chairman of the board of directors of Hypertension Diagnostics, Inc. (OTCBB: HDII.OB). He currently also serves as a board member at VioQuest Pharmaceuticals, Inc., Landry’s Restaurants, Inc. (NYSE: LNY) and Entrx Corporation (Nasdaq: ENTX). Mr. Brimmer has a Bachelor of Arts degree in accounting.

Russell Mix, 49, has served as a CEO and Director of the Company since November 2003. From November 2003 until August 2, 2005, Mr. Mix also served as the Company’s President. Mr. Mix is also currently CEO and Director of Prolific Publishing, Inc., a developer and publisher of computer software for the entertainment markets such as game consoles, gambling games and screensavers. Prior to that, Mr. Mix was Senior Vice President, General Counsel, Secretary and Director for Casino Data Systems, Inc. (“CDS”). He was a member of the executive management team which led CDS from inception to more than 500 employees in four years, with business operations in more than 20 jurisdictions and offices in four states. He served as counsel to CDS and was instrumental in taking the company public in April 1993. He also led corporate and banking teams in two subsequent offerings (February 1994 and March 1996) which cumulatively raised in excess of $90 million for CDS and $15 million for selling shareholders. Mr. Mix has a JD from McGeorge School of Law, University of the Pacific and while in private practice, concentrated in gaming and corporate law.

D. Bradly Olah, 41, Mr. Olah has served as the Company’s President and director since August 2, 2005 and previously served as a consultant to the Company since September 2003. Mr. Olah, was the founder Chairman and Chief Executive Officer of Innovative Gaming Corporation of America from 1991 through February 1996 and also served as the Chief Financial Officer of that company from 1991 to 1993. Innovative Gaming Corporation of America was credited with launching the world’s first multi-station, multi-player electronic table games (Craps, Blackjack and Roulette). Mr. Olah served as a director, Chief Executive Officer and Chief Financial Officer of Wits Basin Precious Minerals, Inc. (OTCBB: WITM) and its predecessor, during various periods between April, 1996 and May, 2003. He also served as a director of Natural Resources Geophysical Corporation until its sale to Eagle Geophysical of Houston, Texas. Mr. Olah also owns and manages professional power sports racing teams.

Robert Bonev, 48, has served as a director of the Company since October 2004. Mr. Bonev has been the Vice President Sales/Marketing with Arctic Cat Inc. (NASDAQ: ACAT), a worldwide manufacturer and marketer of all-terrain vehicles (ATVs) and snowmobiles since June 2001. From February 1999 to January 2000, Mr. Bonev served as Vice President of Marketing for Outdoor Marine Corporation. From December 1998 to February 1999, Mr. Bonev was employed by Teledyne Continental Motors, a business segment of Teledyne Technologies Incorporated, as Vice President of Sales/Marketing. From June 1993 to December 1998, Mr. Bonev was Director of Marketing for Mercury Marine, a division of The Brunswick Corporation.

N.D. “Butch” Witcher, 67, has served as a director of the Company since January 2004. Mr. Witcher is currently the President of Casino Concepts and Design (CCD), a consulting business he established in 1997 to provide casino management services, product development, slot machine selection, floor layout and design, and employee training. His clients include Lakes Entertainment, Inc. (formerly Grand Casinos, Inc.), Harrah’s of New Orleans, Isle of Capri, Foxwoods Resort Casino and several others. Prior to founding CCD, Mr. Witcher was Corporate Vice President of Gaming during his seven year tenure at Grand Casinos, Inc. Previous to his Grand Casinos employment, he also held key executive positions at several leading Nevada casinos, including the Flamingo, Frontier, Tropicana and Dunes hotels, as well as Resorts International and Bally’s Park Place facilities in New Jersey.

Kevin M. Greer, 49, has served as the Company’s Chief Financial Officer since October 28, 2005. From 2002 until joining the Company, Mr. Greer had an independent consulting practice providing accounting, tax and management services to a variety of companies ranging in size from start-ups to a Fortune 500 company. Mr. Greer served as Chief Financial Officer for eMedicalFiles, Inc. from 2000 to 2002. He also served as Chief Financial Officer for New Horizon Kid's Quest, Inc. (formerly Nasdaq SmallCap: KIDQ) from 1992 to 1999 and New Horizon Child Care, Inc. from 1986 to 1999. From 1980 to 1986, Mr. Greer was with Arthur Andersen & Co. Mr. Greer is a Certified Public Accountant.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year 2005.

Code of Ethics

We have adopted a Code of Ethics which governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: Kevin M Greer, 14200 23rd Ave. N., Minneapolis, Minnesota 55447. You may also request a copy by calling us at (763) 553-7601.  Our Code of Ethics is listed as an exhibit to this annual report.

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

The board of directors has determined that at least one member of the audit committee, Mr. Kenneth Brimmer, is an “audit committee financial expert” as that term is defined in Item 401(e)(2) of Regulation S-B promulgated under the Exchange Act. Mr. Brimmer’s relevant experience includes, among others, his service as the Chief Executive Officer of STEN Corporation and Chief Executive and Chief Financial Officer of ActiveIQ Technologies, Inc. and his educational background in accounting. As noted above, Mr. Brimmer qualifies as an “independent director,” as such term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The board of directors has determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.

Item 10. Executive Compensation

The following table sets forth the total compensation paid by the Company during its last three fiscal years to the persons who served as President or Chief Executive Officer of the Company and each other executive officer of the Company whose total annual base salary plus bonus compensation for the most recent fiscal year exceeded $100,000. *

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options (#)
Russell C. Mix, President and CEO(1)	2005	170,000	—	—		—
	2004	120,417	—	7,083	(2)	616,667	(3)
	2003	—	—	—		66,666	(4)
D. Bradly Olah, President(5)	2005	62,202	—	87,500	(6)	500,000	(7)
	2004	—	—	137,500	(6)	300,000	(8)
	2003	—	—	—
Ronald E. Eibensteiner, President and CEO (9)	2005	—	—	—		—
	2004	—	—	—		—
	2003	—	—	—		—

(1)	Mr. Mix was appointed President and Chief Executive Officer on April 16, 2004. Mr. Mix served as President until August 2, 2005. He continues to serve as our Chief Executive Officer.

(2)	Compensation represents consulting fees paid to Mr. Mix prior to him becoming an employee of the Company.

(3)	Includes an option for 16,667 shares of the Company’s common stock that was granted to Mr. Mix as a result of his appointment to the Company’s Board of Directors in 2003.

(4)	These options were granted to Mr. Mix as a result of his appointment to the Company’s Board of Directors.

(5)	Mr. Olah was appointed President on August 2, 2005.

(6)	Compensation represents consulting fees paid to Mr. Olah prior to him becoming an employee of the Company.

(7)	These options were granted to Mr. Olah as a result of his appointment as President and to the Company’s Board of Directors.

(8)	Mr. Olah was granted an option for 300,000 common shares in 2004 and 200,000 shares subject to that option were cancelled upon his appointment as President on August 2, 2005.

(9)
Mr. Eibensteiner was appointed President and Chief Executive Officer on February 6, 2003 and resigned his positions as President and Chief Executive Officer effective April 16, 2004. Mr. Eibensteiner did not receive any salary while in these positions. Mr. Eibensteiner was Chairman of the Company from May 1996 until February 2005.

*
The Company hired Kevin M. Greer as its new Chief Financial Officer on October 28, 2005. The Company agreed to pay Mr. Greer a base salary of $120,000, and granted Mr. Greer an option to purchase 250,000 shares of common stock at a purchase price of $1.60.

OPTION GRANTS DURING 2005 FISCAL YEAR

The following table sets forth the options that were granted to the officers whose compensation is disclosed in the Summary Compensation Table during the Company’s last fiscal year which ended December 31, 2005. *

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options/ Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Russell C. Mix	0	0	—	—
D. Bradly Olah	500,000	31.1%	2.55	8/02/2015
Ronald E. Eibensteiner	0	0	—	—

*	On November 28, 2005, the Company granted an option to purchase 250,000 common shares at a purchase price of $1.60 to Kevin M. Greer, the Company’s Chief Financial Officer.

OPTION EXERCISES DURING FISCAL 2005
AND FISCAL YEAR-END OPTION VALUES

The following table provides certain information regarding the exercise of stock options to purchase shares of the Company’s common stock by the officers identified in the Summary Compensation Table during the year ended December 31, 2005, and the fiscal year-end value of unexercised stock options held by such persons.

Name	Number of Shares Acquired On Exercise	Value Realized ($)	Number of Unexercised Options at Fiscal Year End (exercisable / unexercisable)	Value of Unexercised In-the-Money Options at Fiscal Year End ($) (exercisable / unexercisable)
Russell C. Mix	0	0	242,499/440,834	$143,874/$191,959
D. Bradly Olah	0	0	100,000/600,000	$0 / $0
Ronald E. Eibensteiner	0	0	- / -	$0 / $0

(1)
Based on a fiscal year end of December 31, 2005 and a closing bid price on the Over-the-Counter Bulletin Board of $1.90 per share on December 31, 2005. The value of in-the-money options is calculated as the difference between the fair market value of the common stock underlying the options at fiscal year end and the exercise price of the options. Exercisable options refer to those options that are exercisable as of December 31, 2005, while unexercisable options refer to those options that become exercisable at various times thereafter.

Employment Agreements

Compensation of Russell C. Mix. The Company is a party to an employment agreement with Russell C. Mix dated April 16, 2004. Under that employment agreement, Mr. Mix agreed to serve as the Company’s President and Chief Executive Officer for three years, and the Company agreed to pay Mr. Mix an annual salary of $170,000. In addition, Mr. Mix is eligible to receive a performance-based annual bonus. The employment agreement provides that Mr. Mix will salary payments for a one-year period if he is terminated without cause and in certain other limited circumstances including the Company’s breach of the employment agreement, a material and adverse change in Mr. Mix’s duties, responsibilities and authority, or a change in control of the Company. The employment agreement entitles Mr. Mix to participate in the Company’s employee-benefit plans on the same basis as benefits are made available to the Company’s other employees although the Company currently has no  benefit plans. A copy of the Company’s employment agreement with Mr. Mix was file with the SEC as an exhibit to the Company quarterly report on Form 10-QSB for the quarter ended March 31, 2004.

In connection with Mr. Mix’s appointment as the Company’s President and Chief Executive Officer, the Company granted Mr. Mix a ten-year option to purchase up to 600,000 shares of the Company’s common stock at an exercise price of $1.50 per share (the fair value of the Company’s common stock on the date of grant) with respect to which 60,000 shares were vested as of the grant date (March 22, 2004). 60,000 shares subject to the option vest on each March 22 beginning in 2005 and ending in 2008. The remaining 300,000 shares subject to the option vest upon the earlier of a) March 22, 2014 or (b) in 60,000-share increments upon the trading of the Company’s common stock at certain threshold prices ranging from $3.00 to $10.00 per share. Notwithstanding the vesting schedule described above, all of the options (i) immediately vest upon a change in control of the Company, and (ii) are subject to early termination in the event Mr. Mix ceases to serve as an employee of the Company.

Compensation of D. Bradly Olah. On August 2, 2005, the Company hired D. Bradly Olah as its President. The Company does not have a written employment agreement with Mr. Olah, but has agreed to compensate Mr. Olah with an annual base salary of $150,000. In connection with Mr. Olah’s appointment as the Company’s President, the Company granted Mr. Olah a ten-year option to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $2.55 per share (the fair value of the Company’s common stock on August 2, 2005, the date of grant). The option vests ratably over three years in installments of approximately 166,666 shares on each August 2 beginning in 2006 and ending in 2008. In addition, the Company and Mr. Olah entered into a letter agreement amending an earlier option agreement dated June 1, 2004 which the parties entered into in connection with a consulting agreement. Under the letter agreement, the parties agreed to cease the vesting of 200,000 unvested shares that were subject to an earlier option agreement, and to extend, through July 26, 2010, the term during which the vested portion of that option (consisting of 100,000 shares) may be exercised. The purchase price for the vested option to purchase 100,000 shares is $2.15 per share. Notwithstanding the foregoing vesting schedule, all options are subject to early termination in the event Mr. Olah ceases to serve as an employee of or consultant to the Company.

Director Compensation

Directors do not presently receive any compensation from the Company for attending board of directors or committee meetings, although the Company does reimburse directors for expenses incurred in attending such meetings. The Company has no official plan or policy for compensating directors with stock options or stock awards.

In October 2004, the Company granted a director an option for 150,000 shares of the Company’s common stock at an exercise price of $3.20 per share, as an inducement for him to join the Company’s board of directors. This option vests in 30,000-share increments on each October 8 of the years 2005, 2006, 2007, 2008 and 2009. In January 2005, the Company granted a director an option for 150,000 shares of the Company’s common stock at an exercise price of $3.20 per share, as an inducement for him to join the Company’s board of directors. This option vests in 30,000-share increments on each January 24 of the years 2006, 2007, 2008, 2009 and 2010. In February 2005, the Company granted an option for 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, as an inducement to join the Company’s Board of Directors. This option vests as to 25,000 shares immediately and in 75,000-share increments on February 9 of the years 2006, 2007 and 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of the February 28, 2006 by: (i) each director of the Company, (ii) each person named in the Summary Compensation Table, (iii) all current directors and executive officers of the Company as a group, and (iv) each person or entity known by the Company to own beneficially more than five percent (5%) of the Company’s common stock. Unless otherwise indicated, the address of each of the following persons is 14200 23rd Avenue N., Minneapolis, MN 55447, and each such person has sole voting and investment power with respect to the shares of common stock set forth opposite their respective names.

Name and Address of Shareholder	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (1)
Kenneth Brimmer (2)	100,000	*

Robert Bonev (3) c/o Artic Cat, Inc. 601 Brooks Ave. S. Thief River Falls, MN 56701	96,666	*

Russell Mix (4) 1400 West Burbank Blvd. Burbank, CA 91506	542,038	3.8%

D. Bradley Olah (5)	1,161,250	8.0%

Namon D. Witcher (6) 825 Jefferson St. Monterey, CA 93940	30,000	*

Name and Address of Shareholder	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (1)
All current executive officers and directors as a group (six persons) (7)	1,929,999	12.6%

Perkins Capital Management, Inc. (8) 730 East Lake Street Wayzata, MN 55391	4,168,506	25.3%

Ronald E. Eibensteiner (9) U S Bancorp Building 800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	930,696	6.7%

Wayne W. Mills (10) 5020 Blake Rd. S. Edina, MN 55436	1,312,857	9.1%

Morgan Street Partners, LLC (11) 800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	743,196	5.4%

Omicron Master Trust (12) 650 Fifth Avenue, 24th Floor New York, NY 10019	2,125,000	13.4%

Amatis Limited (13) c/o Amaranth Advisors L.L.C. One American Lane Greenwich, CT 06831	1,250,000	8.4%

Merriman Curhan Ford & Co. (14) 600 California Street, 9th Floor San Francisco, CA 94108	1,258,124	8.4%

Gary Watkins (15) 1611 S. Yutica, No. 194 Tulsa, OK 79104	1,000,000	7.2%

*	less than 1 percent

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record rate are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)  Includes 100,000 shares which Mr. Brimmer may purchase under currently exercisable options for Spectre’s common stock.

(3)  Includes 30,000 shares which Mr. Bonev may purchase under currently exercisable options for Spectre’s common stock, and 66,666 common shares owned directly by Mr. Bonev.

(4)  Includes 323,333 shares which Mr. Mix may purchase under currently exercisable options for Spectre’s common stock, 555 shares held in trust for the benefit of Mr. Mix’s children, 20,000 shares of common stock owned by Prolific Publishing, Inc., a company of which Mr. Mix is an affiliate, 34,375 shares upon conversion of Series B Variable Rate Convertible Preferred Stock owned by Prolific Publishing and 164,375 shares of common stock issuable upon exercise of currently exercisable warrants owned by Prolific Publishing.

(5)  Includes 234,000 shares held directly, 100,000 shares which Mr. Olah may purchase under currently exercisable options for Spectre’s common stock, 806,250 shares of common stock issuable upon exercise of currently exercisable warrants, and 21,000 shares held in trust for Mr. Olah’s children (with respect to which shares Mr. Olah disclaims beneficial ownership).

(6)  Includes 30,000 shares which Mr. Witcher may purchase under currently exercisable options for Spectre’s common stock.

(7)  Includes Messrs. Brimmer, Bonev, Mix, Olah, Greer and Witcher.

(8)  As disclosed in a Schedule 13G/A filed on January 27, 2006, includes 3,060,881 of common stock equivalents and 1,107,625 shares subject to currently exercisable warrants for Spectre’s common stock. Perkins Capital Management, Inc. has sole power to vote or direct the vote for only 1,377,610 shares listed in the table as beneficially owned by it.

(9)   As disclosed in a Schedule 13G/A filed on February 14, 2006. Includes (i) 743,196 shares held by Morgan Street Partners, LLC, of which Mr. Eibensteiner is the sole executive officer, and (ii) 93,750 shares upon conversion of Series B Variable Rate Convertible Preferred Stock together with 93,750 shares of common stock issuable upon exercise of currently exercisable warrants, all of which are owned by Wyncrest Capital, Inc., a corporation wholly owned by Mr. Eibensteiner.

(10)   Includes 537,857 shares held directly, 650,000 shares issuable upon exercise of warrants held by Blake Advisors, LLC, a limited liability company of which Mr. Mills is the sole member and manager, 62,500 shares upon conversion of Series B Variable Rate Convertible Preferred Stock, and 62,500 shares of common stock issuable upon exercise of currently exercisable warrants owned by Hunter Ridge Partners, LLC, a limited liability company of which Mr. Mills is a manager and member.

(11)   As disclosed in a Schedule 13D/A filed on February 13, 2006, Morgan Street Partners, LLC, a limited liability company owned by Ronald E. Eibensteiner’s spouse and daughter.

(12)   Includes 937,500 shares upon conversion of Series B Variable Rate Convertible Preferred Stock and 1,187,500 shares of common stock issuable upon exercise of currently exercisable warrants.

(13)   Includes 625,000 shares upon conversion of Series B Variable Rate Convertible Preferred Stock and 625,000 shares of common stock issuable upon exercise of currently exercisable warrants.

(14)  Includes 156,250 shares upon conversion of Series B Variable Rate Convertible Preferred Stock and 1,101,874 shares of common stock issuable upon exercise of currently exercisable warrants.

(15)  Includes 200,000 shares which Mr. Watkins may purchase under currently exercisable options for Spectre’s common stock and 800,000 shares of common stock subject to certain forfeiture restrictions.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,930,874	$2.16	275,626
Equity compensation plans not approved by security holders	11,968,930	$2.07	none
Total	13,899,804	$2.08	275,626

1999 Stock Option Plan

In 1999, the Company’s board of directors adopted, subject to shareholder approval, the 1999 Non-Qualified Stock Option Plan (the “1999 Plan”) pursuant to which 400,000 shares of common stock were reserved for issuance. On April 18, 2000, the board of directors approved an amendment to the 1999 Plan to increase the number of shares reserved for issuance thereunder by 200,000. Company shareholders approved the 1999 Plan (and the April 18, 2000 amendment) at the Company’s annual shareholder meeting held on May 23, 2000. Effective upon the Company’s one-for-three stock combination (i.e., reverse split) on December 2, 2003, the total number of shares reserved for issuance under the 1999 Plan was reduced to 200,000. In July 2004, the board of directors approved an amendment to the 1999 Plan to increase the number of shares reserved for issuance thereunder by 100,000, bringing the total number of shares reserved for issuance to 300,000. The shareholders approved this amendment to the 1999 Plan at the Company’s annual shareholder meeting held on August 26, 2004. Under the 1999 Plan, only Company officers and directors may receive options. Furthermore, only non-statutory options (i.e., options other than “incentive stock options” under the Internal Revenue Code of 1986, as amended) may be granted under the 1999 Plan.

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

Item 12. Certain Relationships and Related Transactions

The Company incurred expenses from a corporation, owned by a former director of the Company and employing another former director and officer of the Company, for rent and consulting services of $149,000 and $102,166 during the years ended December 31, 2005 and 2004, respectively. Management believes that all of the above-described transactions were conducted on terms no less favorable to the Company than could be obtained from unrelated third parties.

The Company incurred expenses from a corporation, partially owned by the CEO and director of the Company, for consulting services and expense reimbursements of approximately $214,000 and $81,000 during the years ended December 31, 2005 and 2004, respectively. The Company’s CEO also serves as a director of the corporation. Management believes that all of the above-described transactions were conducted on terms no less favorable to the Company than could be obtained from unrelated third parties.

In February 2004, the Company entered into a consulting agreement with D. Bradly Olah, a greater-than-five-percent shareholder of the Company. Pursuant to the consulting agreement, Mr. Olah received $12,500 per month for four months (ending as of May 31, 2004) in exchange for general consulting services. On June 1, 2004, the Company entered into a new consulting agreement with Mr. Olah that contained a two-year term. In connection with the new consulting agreement, Mr. Olah received a five year option to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $2.15 per share (the fair value of the stock on the date of grant). Beginning on June 15, 2005, the option vests in 100,000-share increments on each June 15 through 2007. The options were valued on the date performance was complete under variable plan accounting using the Black-Scholes pricing model. The options had a value of $750,000 at December 31, 2004, of which $218,750 had been charged to expense during the year ended December 31, 2004.

Effective as of August 2, 2005, the Company’s board of directors appointed D. Bradly Olah as its President to replace Russell Mix, who continues to serve as the Company’s Chief Executive Officer. A prior consulting agreement with Mr. Olah was terminated as a result of this appointment. The Company does not have a written employment agreement with Mr. Olah, but has agreed to compensate Mr. Olah with an annual base salary of $150,000. In connection with Mr. Olah’s appointment as the Company’s President, the Company granted Mr. Olah a ten-year option to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $2.55 per share (the fair value of the Company’s common stock on August 2, 2005, the date of grant). The option vests ratably over three years in installments of approximately 166,666 shares on each August 2 beginning in 2006 and ending in 2008. In addition, the Company and Mr. Olah entered into a letter agreement amending an earlier option agreement dated June 1, 2004 which the parties entered into in connection with a consulting agreement. Under the letter agreement, the parties agreed to cease the vesting of 200,000 unvested shares that were subject to an earlier option agreement, and to extend, through July 26, 2010, the term during which vested portion of that option (consisting of 100,000 shares) may be exercised. The purchase price for the vested option to purchase 100,000 shares is $2.15 per share. Notwithstanding the foregoing vesting schedule, all options are subject to early termination in the event Mr. Olah ceases to serve as an employee of or consultant to the Company. The Company evaluated the accounting treatment of the options according to Emerging Issues Task Force 00-23 (EITF 00-23), "Issues related to the Accounting for Stock Compensation under APB Opinion No. 25, and FASB Interpretation No. 44". Due to the modified stock options being fully-vested at the time of the modification, there was no additional compensation expense recognized related to the modification.

On May 20, 2004, the Company closed on a $1.1 million loan from Pandora Select Partners, L.P., in exchange for a convertible promissory note. In connection with the convertible debt financing from Pandora, the Company paid $50,000 and issued two three-year warrants to Blake Advisors, LLC, a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company. The warrants were issued in exchange for financial-advisory services rendered by Blake Advisors. One warrant grants Blake Advisors the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $2.50 per share, and the second warrant grants Blake Advisors the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. For accounting purposes, the warrants were valued at $225,000 using the Black-Scholes pricing model and will be expensed using the straight-line method over the term of the promissory note. For the year ended December 31, 2004, the Company recorded expense of $92,340 related to these warrants.

On December 9, 2005, the Company issued a fully vested, five year warrant to purchase 100,000 shares at $2.00 per share to Blake for services rendered in connection with Company financings. The Company recorded an expense of $180,464 in 2005 related to the issuance of the warrant.

On September 10, 2004, the Company closed on second loan from Pandora and Whitebox in the aggregate amount of $1.5 million. At the time of this transaction, Pandora beneficially owned greater than five percent of the Company’s common stock. The September 2004 promissory notes are secured by the Company’s assets, and are payable in interest only, at an annual rate of ten percent commencing October 2004, with the principal balance due in March 2005. These promissory notes are not convertible into our common stock. In connection with this financing, the Company issued to each of Pandora and Whitebox five-year warrants to purchase 50,000 shares of common stock at a price of $3.00 per share. In connection with the financing, the Company paid a three percent origination fee to an affiliate of the lenders.

On June 21, 2005, the Company issued a $1.5 million unsecured promissory note to Crown Bank of Edina, Minnesota. The note was due on August 31, 2005 and bears interest at 1% above prime (7.25% at June 30, 2005). In connection with this loan the Company paid a two percent origination fee, which was amortized from June 21, 2005 until August 31, 2005. The loan was guaranteed by two persons, Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer) and D. Bradly Olah, who became our President on August 2, 2005. In exchange for their guarantees, the Company issued each of the foregoing guarantors five-year warrants to purchase 150,000 shares of the Company’s common stock at the price of $2.20, the closing price of the common stock on the date of issuance. For Accounting purposes, the warrants were valued at $578,064 using the Black Scholes pricing model and the value of the warrants was amortized from June 21, 2005 until August 31, 2005.

Item 13. Exhibits

Number	Description

3.1	Articles of Incorporation (incorporated by reference to the registrant’s registration Statement on Form SB-2 (File No. 33-90084C) filed on March 7, 1995).

3.2	Bylaws (incorporated by reference to the registrant’s registration statement on Form SB-2 (File No. 33-90084C) filed on March 7, 1995).

3.3	Amendment of Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003).

3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 ).

3.5
Articles of Amendment to Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on September 16, 2004).

3.6	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-KSB filed on September 13, 2002).

3.7
Certificate of Designation for Series B Variable Rate Convertible Preferred Stock, as amended (incorporated by reference to Exhibits 3.1, 3.2 and 3.3 to the Company’s current report on Form 8-K filed on October 28, 2005).

10.1
Employment Agreement by and between Spectre Gaming, Inc. and Gary Watkins, dated March 4, 2004 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004).

10.2
Software Development Agreement with MET Games, Inc., dated March 4, 2004 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004).

10.3
Employment Agreement by and between Spectre Gaming, Inc. and Russell Mix, dated April 16, 2004 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004).

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

10.6	Registration Rights Agreement with Pandora Select Partners, L.P., dated May 20, 2004 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 27, 2004).

10.7	License Agreement with Bally Gaming, Inc., dated June 30, 2004 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004).

10.8
Purchase Agreement with Pandora Select Partners, L.P. and Whitebox Intermarket Partners, L.P., dated September 10, 2004 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 16, 2004).

10.9
Promissory Note in favor of Pandora Select Partners, L.P., dated September 10, 2004 (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on September 16, 2004).

10.10
Promissory Note in favor of Whitebox Intermarket Partners, L.P., dated September 10, 2004 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on September 16, 2004).

10.11
Amendment to Promissory Note by and between Spectre Gaming, Inc. and Pandora Select Partners, L.P., dated May 10, 2005 (incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004).

10.12
Amendment to Promissory Note by and between Spectre Gaming, Inc. and Whitebox Intermarket Partners, L.P., dated May 10, 2005 (incorporated by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004).

10.13
Redemption Technology and Supply Agreement with Bally Gaming, Inc., dated May 24, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K/A filed on June 22, 2005).

10.14
Securities Purchase Agreement with purchasers of Series B Variable Rate Convertible Preferred Stock, dated October 27, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K on October 28, 2005).

10.15
Form of Warrant to Purchase Common Stock (entered into with purchasers of Series B Variable Rate Convertible Preferred Stock, dated October 27, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K on October 28, 2005).

10.16
Registration Rights Agreement with purchasers of Series B Variable Rate Convertible Preferred Stock, dated October 27, 2005 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K on October 28, 2005).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004).

23.1	Consent of Virchow, Krause & Company, LLP (filed herewith).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.	Section 1350 Certification (filed herewith).

Item 14. Principal Accountant Fees and Services

The Board of Directors of the Company selected Virchow, Krause & Company, LLP, certified public accountants with offices in Minneapolis, Minnesota, to audit the Company’s financial statements for the years ended December 31, 2005 and 2004. The following table details the fees paid to Virchow Krause for the years ended December 31, 2005 and 2004.

	2005		2004
Audit Fees	$65,415		$39,400
Audit-Related Fees	13,040	(1)	1,000	(1)
Tax Return Preparation Fees	3,632		1,500
All Other Fees	0		12,450	(2)
Total	$82,087		$54,350

(1)	Fees related to review of Form SB-2 filing.
(2)	Fees related to audit of potential acquisition and general research projects.

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

Spectre Gaming, Inc.

Date: March 24, 2006	By:	/s/ Kevin M. Greer
Kevin M. Greer
Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kenneth Brimmer Kenneth Brimmer	Chairman	March 24, 2006

/s/ Russell Mix Russell Mix	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2006

/s/ Kevin M. Greer Kevin M. Greer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2006

/s/ D. Bradly Olah D. Bradly Olah	Director	March 24, 2006

/s/ Robert Bonev Robert Bonev	Director	March 24, 2006

/s/ N.D. Witcher N.D. Witcher	Director	March 24, 2006