Form 10QSB
period 2006-03-31
SPECTRE GAMING INC
filed 2006-05-12
CIK 891389

United States
Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25764

Spectre Gaming, Inc.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1675041
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

14200 23rd Avenue N.
Minneapolis, MN 55447
(Address of principal executive offices)

763-553-7601
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

APPLICABLE TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,822,691 shares of common stock outstanding as of May 8, 2006, par value $.01 per share.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Spectre Gaming, Inc.
Form 10-QSB
Quarter Ended March 31, 2006

PART I - Financial Information
Item 1. Financial Statements
Spectre Gaming, Inc.
Balance Sheets

	As of March 31, 2006	As of December 31, 2005
ASSETS	Unaudited	Audited
CURRENT ASSETS:
Cash and cash equivalents	$419,186	$1,656,831
Other receivables	6,532	9,722
Inventory	179,984	300,009
Deposits	20,000	20,050
Current assets of discontinued operations	532,967	536,217
Prepaid expenses	101,567	57,566
Total current assets:	1,260,236	2,580,395

Property, equipment and leasehold improvements, net	112,098	66,231
Leased gaming equipment, net	185,272	109,629
Long-term technology and distribution rights, net	4,147,849	4,397,849
Prepaid license fees	-	187,500
Prepaid royalties	187,500	-
Other assets of discontinued operations	139,821	163,500
Other assets	11,436	11,436
Total Assets:	$6,044,212	$7,516,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,250,000	$1,500,000
Short-term debt, net	1,500,000	1,500,000
Accounts payable	81,883	69,635
Accrued expenses	449,889	467,870
Liabilities of discontinued operations	93,210	303,228
Total current liabilities:	4,374,982	3,840,733
Long-term debt, less current portion	-	750,000
Total liabilities	4,374,982	4,590,733

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 100,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares -- 466,666
Issued and outstanding shares: 43,334 shares at March 31, 2006 and December 31, 2005 ($65,001 liquidation preference)	433	433
Series B Variable Rate Convertible Preferred Stock, par value $.01 shares: Authorized shares -- 30,000 Issued and outstanding shares: 7,170 and 7,420 shares at March 31, 2006 and December 31, 2005 and , respectively ($7,170,000 and $7,420,000 liquidation preference at March 31, 2006 and December 31, 2005, respectively)	72	74
Common stock, par value $.01 per share: Authorized shares - 99,503,334
Issued and outstanding shares, 13,710,537 and 13,520,439 at March 31, 2006 and December 31, 2005, respectively	137,105	135,204
Additional paid-in capital	33,948,812	33,795,207
Accumulated deficit	(32,351,755)	(30,840,630)
Deferred equity compensation	(65,437)	(164,481)
Total shareholders’ equity:	1,669,230	2,925,807

Total liabilities and shareholders’ equity:	$6,044,212	$7,516,540

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Operations
(Unaudited)
	For the three months ended March 31,
	2006	2005

REVENUE:
Sales	$-	$-

Cost of revenues	-	-
Gross loss	-	-

OPERATING EXPENSES:
Research and development	540,779	-
Sales and marketing	50,127	-
General and administrative	604,618	233,395
Total Operating Expenses:	1,195,524	233,395

Operating loss	(1,195,524)	(233,395)

OTHER INCOME (EXPENSE):
Interest income	11,742	9,984
Interest expense	(105,250)	(399,204)

Loss from continuing operations:	(1,289,032)	(622,615)

Loss from discontinued operations	(58,920)	(616,323)
Net Loss	(1,347,952)	(1,238,938)

Preferred Stock Dividends	163,173	-

Net Loss attributable to common shareholders	$(1,511,125)	$(1,238,938)

NET LOSS PER COMMON SHARE BASIC AND DILUTED:
Loss from continuing operations	$(0.09)	$(0.05)
Loss from discontinued operations	(0.00)	(0.05)
Net Loss	(0.10)	(0.10)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(0.11)	(0.10)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	13,641,006	12,941,308

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Cash Flows
(Unaudited)
	For the three months ended March 31,
	2006	2005
Operating activities
Net loss	$(1,347,952)	$(1,238,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,784	59,387
Stock options and warrants issued for services	250,573	(6,582)
Gain on sale of property and equipment	(4,000)	-
Amortization of original issue discount	-	258,055
Amortization of debt issuance costs	-	86,334
Amortization of long-term technology and distribution rights	250,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	(49,126)
Other receivables	3,190	-
Inventory	23,345	(149,615)
Deposits	-	28,394
Prepaid expenses	(40,701)	(17,593)
Accounts payable and accrued expenses	(267,639)	(58,183)
Net cash used in operating activities:	(1,104,400)	(1,087,867)

Investing activities
Net proceeds from sale of property and equipment	24,000	-
Purchases of property, equipment and leasehold improvements	(49,936)	(65,366)
Net cash used in investing activities:	(25,936)	(65,366)

Financing activities
Debt financing costs	-	(37,500)
Exercise of stock options	3,975	-
Payments on notes payable	-	(140,517)
Preferred stock dividend	(111,284)	-
Net cash used by financing activities:	(107,309)	(178,017)
Decrease in cash and cash equivalents	(1,237,645)	(1,331,250)
Cash and cash equivalents at beginning of year	1,656,831	2,431,280
Cash and cash equivalents at end of period:	$419,186	$1,100,030

Supplemental cash flow information
Cash paid for interest	$172,500	$75,890
Non-cash Investing and Financing Activities:
Common stock issued for payment on convertible notes payable	-	75,727
Conversion of Series B convertible preferred stock to common stock	1,562	-
Inventory transferred to leased gaming equipment	96,680	316,769
Preferred stock dividends accrued	163,173	-

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Notes to Financial Statements
March 31, 2006 and 2005
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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the quarter ended March 31, 2006 and the year ended December 31, 2005, had an accumulated deficit at March 31, 2006 and does not have adequate liquidity to fund its operations through fiscal 2006. The financial statements do not include any adjustments that might result from the outcome of this condition.

The Company, as noted above, is now pursuing business opportunities in the AWP market. To fund these business opportunities, the Company has engaged in debt and equity financing. The Company anticipates engaging in additional debt and equity financing in the future. Nevertheless, there can be no assurance the Company will raise the necessary capital to fund its business. In addition, the Company is negotiating to extend the maturity dates of significant debt obligations. There can be no assurance extensions will be granted.

Note 2. Summary of Significant Accounting Policies.

Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2005, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2005.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Discontinued Operations. In December 2005, the Company made the decision to exit the markets for its Class II and Class III gaming equipment. The Company began efforts to close its facilities in Tulsa, Oklahoma and El Cajon, California, terminate its employees and dispose of its remaining inventory and fixed assets in those markets. In accordance with appropriate accounting rules, the Company has reclassified its previously reported financial results to exclude the results of the discontinued operations and these results are presented on a historical basis as a separate line item in the Company’s statement of operations and balance sheets entitled “Discontinued Operations.” All of the financial information in the financial statements and notes to the financial statements has been revised to reflect the results of continuing operations.

Based on discussions with potential buyers, industry operators, sales efforts and limited sales results, the Company determined that the assets of discontinued operations were impaired. The Company recognized impairment charges in 2005 of $1,361,594 on its gaming equipment in inventory and $907,058 on its previously leased gaming equipment and other fixed assets. The remaining assets of discontinued operations are classified as “Current assets of discontinued operations” and “Other assets of discontinued operations” on the balance sheet. Since the remaining value of those assets was estimated based on limited actual sales data and management’s best estimate, the Company cannot assure that it will realize the remaining carrying value of those assets upon their disposition.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of its Class II and Class III business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The loss from discontinued operations for the three months ended March 31, 2006 and 2005, respectively, consist of the following:
	For the three months ended March 31,
	2006	2005

REVENUE:
Sales	$4,710	$89,100

Cost of revenues	13,216	43,093
Gross profit	(8,506)	46,007

OPERATING EXPENSES:
Research and development	-	94,932
Sales and marketing	19,376	404,217
General and administrative	35,038	163,181
Total Operating Expenses:	54,414	662,330
Operating loss:	(62,920)	(616,323)
Gain on sale of equipment	4,000	-

Net loss from discontinued operations	$(58,920)	$(616,323)

Operating expenses included in discontinued operations are those costs which directly relate to Class II and Class III operations that will not be incurred in connection with continuing operations.

Revenue Recognition. The Company derives its revenues primarily in two ways, through fixed rate leasing and participation arrangements with its customers. Under both arrangements, the Company retains ownership of the equipment installed at a customer site and under the participation arrangements receives revenue based on a percentage of the hold per day generated by each gaming system, which is generally considered both realizable and earned at the end of each gaming day. The Company accounts for both types of agreements as operating leases.

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

Accounts Receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. No allowance was considered necessary at March 31, 2006 and December 31, 2005, respectively.

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

Inventory. Inventory, which consists principally of gaming products and related materials, is stated at the lower of cost (determined on the specific identification method) or market. At March 31, 2006, the Company had no finished goods inventory and $179,984 of spare parts. At December 31, 2005 the Company had $120,516 of finished goods inventory and $179,493 of spare parts and gaming cabinets.

Prepaid License Fees. Prepaid license fees originally related to licenses associated with the themes of certain gaming machines which were to be licensed from Bally Gaming, Inc. Effective March 29, 2006, the Company entered into an agreement with Bally to apply these prepaid license fees to future royalty payments, relating to AWP, which will become due in 2007 and 2008 under the Redemption Technology and Supply Agreement, as amended (Note 5).

Deposits. Deposits primarily relate to deposits with utility companies and landlords, and deposits placed on corporate credit cards.

Leased Gaming Equipment and Property, Equipment and Leasehold Improvements. Leased gaming equipment and property, equipment and leasehold improvements are stated at cost. Gaming machines placed with customers under participation arrangements are included in leased gaming equipment. Depreciation of an asset is recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Sales and retirements of depreciable property were recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations. Depreciation and amortization expense on leased gaming equipment and property, equipment and leasehold improvements was $25,108 and $3,501 for the three months ended March 31, 2006 and 2005, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. In connection with the change to focus the business on the AWP market, the Company recorded an impairment of $907,058 for the year ended December 31, 2005. There was not an adjustment to the value of the long-lived assets at March 31, 2006.

Technology and Distribution Rights. The Company’s technology and distribution rights relate to a $5,000,000 fee for redemption technology licensed from Bally Gaming, Inc. The technology and distribution rights are being amortized over the five-year term of the agreement. (Note 5).

Management reviews the technology and distribution rights for impairment in accordance with FAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was not an adjustment to the value of the technology and distribution rights at March 31, 2006 and December 31, 2005.

Fair Value of Financial Instruments. The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short maturity of these instruments.

Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any internal software development costs, since such costs have not been significant and the products are released shortly after technological feasibility. Research and development expense for continuing operations was $487,450 and $0 for the three months ended March 31, 2006 and 2005, respectively.

Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options, warrants or convertible preferred stock totaling 18,435,505 and 5,745,245 shares for the three months ended March 31, 2006 and 2005 respectively, could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three months ended March 31, 2006 and 2005.

Employees

Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The amount of expense recorded for the three months ended March 31, 2006 was $263,947. Based on options outstanding at March 31, 2006, the Company estimates the expense to be $1,051,000 for the year ending December 31, 2006 with an estimated amount of $2,079,000 from 2007 through 2014.

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

In prior years, we applied the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives were recognized in the prior year financial statements, as all options granted under the stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of “SFAS” No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the periods prior to Fiscal 2006, our net loss per share would have increased to the pro forma amounts indicated below:

Three Months Ended March 31, 2005
Net loss:
As reported	$(1,238,938)
Pro forma	(1,470,713)

Basic and diluted net loss per common share
As reported	$(0.10)
Pro forma	(0.11)

Stock-based compensation
As reported	$-
Pro forma	231,775

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Three Months Ended March 31,
	2006	2005
Risk Free interest rate	4.31%	3.71%
Expected life	5.0 years	4.7 years
Expected volatility	169%	145%
Expected dividends	0%	0%

The volatility factor is based on the Company’s historical stock price fluctuations for a period of approximately 2.25 years. This period is shorter than the expected life of the options but was deemed more relevant given the significant change in the Company’s business model and strategy. The Company has not issued and does not intend to issue, dividends; therefore, the dividend yield assumption is 0. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the contractual period of the options granted. Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options for the three months ended March 31, 2006.

Non-employees

Through March 31, 2006, the Company has outstanding options and warrants to purchase 1,516,666 shares of the Company’s common stock to non-employees, mostly consultants, with exercise prices ranging from $0.75 per share to $3.00 per share and expiring at various times through June 2014. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value related to the options on the earlier of the date a performance commitment is met or the date the performance is complete and recognizes the estimated value of the awards over the service performance period. The Company recorded a reduction of expense, due to a change in the fair value of the options and warrants, of $13,373 and $6,582 for the three months ended March 31, 2006 and 2005, respectively, in accordance with EITF 96-18.

Note 3. Shareholder’s Equity

Preferred Stock

The Company has Series A Convertible Preferred Stock that has voting rights identical to common stock. In the event of liquidation, the Series A Preferred Shareholders receive a liquidation preference. Although no dividends are required with respect to the Series A Preferred Stock, no dividend shall be paid on any shares of common stock unless comparable dividends are paid on the Series A Preferred Stock.

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

During 2005, holders of 163,333 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 368,617 shares of the Company’s $.01 par value common stock. At March 31, 2006 and December 31, 2005, there were outstanding 43,334 shares of Series A Convertible Preferred Stock which were convertible into an aggregate of 97,799 shares of the Company’s common stock with a liquidation preference of $65,001.

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

As a condition of the Series B Variable Rate Convertible Preferred Stock offering, the Company was required to reserve $75,000 of the gross proceeds to make regularly scheduled interest payments on the Pandora Select Partners, L.P. and Whitebox Intermarket Partners, L.P. notes payable (see note 11). An additional condition of the Series B Variable Rate Convertible Preferred Stock offering is that the Company agreed to sell its Class II and Class III gaming machines to an unaffiliated person on or before March 31, 2006. The Company was unable to dispose of the machines on or before March 31, 2006, which did not have an effect on the financial statements.

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

In February 2006 D. Bradly Olah, President and a director of the Company, converted 250 shares of Series B Preferred stock held by him into 156,250 shares of common stock.

Note 4. Short-term Debt

On September 10, 2004, the Company issued two $750,000 promissory notes bearing interest at the rate of 10% per annum. One note was issued to Pandora and the other note was issued to Whitebox. The notes were payable interest only through March 10, 2005, at which time the principal was due. In connection with the financing, Spectre paid a 3% origination fee, issued five-year warrants for the purchase of 50,000 shares of Spectre’s common stock at $3.00 per share to both Pandora and Whitebox, and granted Pandora and Whitebox security interests in the Company’s assets. The warrants contain provisions that provide for the exercise price to be adjusted downward if the Company issues additional common stock or common stock equivalents with a lower exercise price. The gross proceeds of $1,500,000 were allocated between the notes and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount and the fair value of the warrants will be amortized over the life of the promissory notes using the straight-line method, which approximates the interest method. The value of the warrants was fully expensed during the year ended December 31, 2005. In addition, Spectre agreed to file a registration statement by February 1, 2005 with the SEC, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the warrants issued to Pandora and Whitebox. The Company filed the registration statement on November 30, 2004 and the registration statement was declared effective on January 24, 2005.

On March 10, 2005, the Company signed amendments to the two $750,000 secured promissory notes issued to Pandora and Whitebox. The amendments extend the due date of the notes to June 10, 2005, which date was further extended by the Company to September 10, 2005. As part of the amendments the Company agreed to maintain assets whose value equals or exceeds the principal and interest amounts then owned under the notes. For purposes of valuing the assets for compliance under this provision, the Company’s cash shall be valued at 100%, the Company’s accounts receivable shall be valued at 80% and the Company’s inventory and fixed assets shall be valued at 50% of their respective book values. As consideration for the amendments, the Company paid Pandora and Whitebox each $18,750 and amortized the expense over the first extension period. In June 2005, the Company elected to extend the notes to September 10, 2005, and paid Pandora and Whitebox each $18,750 and amortized the expense over the second extension period. On September 28, 2005 the Company entered into Forbearance and Extension Agreements with both Pandora and Whitebox extending the maturity dates of the two notes until September 30, 2006. Pursuant to the agreements, beginning October 10, 2005 and on the 10th day of each month thereafter, the Company is required to pay the accrued interest on the notes.

Note 5. Redemption Technology and Supply Agreement

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

Effective March 29, 2006 the Company entered into another amendment with Bally whereby the principal payment of $750,000 due March 31, 2006 was deferred until June 30, 2006, with an additional one-month extension option. Under the amendment, if the Company achieves certain milestones, the $750,000 principal payment as well as the $750,000 payment due September 29, 2006 will be deferred until December 31, 2006. At that time, the deferred payments totaling $1,500,000 will be amortized and due over the following 18 month period. Additionally, Bally agreed to apply $187,500 previously paid by the Company for licenses to game titles against future royalty payments that will be due in 2007 and 2008. Spectre further agreed to purchase 175 machines from Bally by April 30, 2006 and will purchase the next 1,825 new units from Bally for an agreed upon price. As of May 12, 2006, the Company has not completed the purchase of the 175 machines.

In addition, beginning in January 2007 the Agreement as amended requires the Company to pay royalties monthly based on the number of in-service redemption games during each day of the Agreement’s term or based on a preset annual fee at the Company’s election.

The Company had $2,250,000 remaining due under the amended note at March 31, 2006 and December 31, 2005.

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

Note 6. Related Party Transactions

The Company incurred expenses from a corporation, owned by a former director of the Company and employing another former director and officer of the Company, for rent and consulting services of approximately $11,000 and $28,000 during the three months ended March 31, 2006 and 2005, respectively.

The Company incurred expenses from a corporation, partially owned by the CEO and director of the Company, for consulting services and expense reimbursements of approximately $0 and $25,000 during the three months ended March 31, 2006 and 2005, respectively. The Company’s CEO also serves as a director of the corporation.

Note 7. Significant Customers

Revenues to one customer accounted for 100% of total revenues of discontinued operations during the three months ended March 31, 2006 and revenues to three customers accounted for 74% of total revenues of discontinued operations during the three months ended March 31, 2005.

Note 8. Subsequent Events

Pursuant to the rights included in the Certificate of Designation (as amended), the Company elected to offer shares of the Company’s common stock in lieu of a cash payment for dividends payable on April 1, 2006 to Series B Variable Rate Preferred shareholders. The Company’s board of directors approved a conversion rate of $1.10 per share. As of the date of this report, shareholders representing 86% of the outstanding shares have elected to receive common shares in lieu of cash.

Between May 5 and May 9, 2006, the Company closed on a total of $600,000 of short-term loans. In connection with the borrowings, the Company issued 1,200,000 five year warrants at $1.84 per share. The proceeds of the loans will be used for operating capital.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The accompanying management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2005, included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Results of Operations

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenues and Cost of Revenues. The Company’s revenues and cost of revenues from continuing operations for the three months ended March 31, 2006 and 2005 were $0 due to the fact that the Company is new to the AWP business and had no revenue producing sales. The Company expects to generate revenues and cost of revenues beginning in the three month period ending June 30, 2006.

Research and Product Development Expenses. Research and product development expenses for continuing operations for the three months ended March 31, 2006 was $540,779, compared to $0 for the three months ended March 31, 2005. The increase was due to the Company beginning development of its AWP products after the first quarter of 2005 and $250,000 of amortization of the long-term technology and distribution rights acquired from Bally Gaming. Management expects that expenditures for research and product development may increase in future quarters as the Company begins placing its AWP machines in the market an continues to develop its products.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2006 was $50,127, compared to $0 for the three months ended March 31, 2005. The increases in expense primarily resulted from the Company commencing operations in the AWP market after the first quarter of 2005.

General and Administrative Expenses. General and administrative expenses from continuing operations for the three months ended March 31, 2006 was $604,618, compared to $233,395 for the three months ended March 31, 2005. The increase was due primarily to the addition of corporate staff, increased professional fees and other corporate expenses. In addition the three months ended March 31, 2006 includes $263,947 of expense related to employee stock options in connection with the adoption of FASB 123(R).

Other Expense. Other expense for the three months ended March 31, 2006 was $93,508, compared to $389,220 for the three months ended March 31, 2005. The decrease in other expense is primarily due to $344,389 of amortization of debt issuance costs and the amortization of the original issue discount related to the Company’s convertible note payable outstanding in 2005 and short-term debt, for the 2005 quarter and none in 2006. This is offset in part due to increased interest expense between the comparable quarters.

Loss From Discontinued Operations. The loss from discontinued operations was $58,920 and $616,323 for the three months ended March 31, 2006 and 2005, respectively. The decrease in loss was due to the Company’s decision to discontinue its Class II and Class III business in December, 2005, which resulted in very little activity in the 2006 quarter.

Net Loss. The Company incurred a net loss of $1,347,952 for the three months ended March 31, 2006, compared to a net loss of $1,238,938 for the three months ended March 31, 2005. The increased net loss is due primarily to the Company commencing AWP operations, offset by the losses the Company incurred from its discontinued operations in the prior period.

Liquidity and Capital Resources. The Company had negative working capital of $3,114,746 and $1,260,338 at March 31, 2006 and December 31, 2005, respectively. During the three months ended March 31, 2006, cash used in operations was $1,104,400, and the primary uses of cash were to fund the Company’s net loss associated with developing AWP products, and the payment of payables and accrued expenses. For the three months ended March 31, 2005, the cash used in operations was $1,087,867 and the primary use of cash was to fund the Company’s net loss, and acquire inventory for the Class II and Class III markets. These uses were partially offset by non-cash charges related to stock options and warrants issued for services for both periods and amortization of debt issuance costs for the 2005 period.

Cash used in investing activities was $25,936 and $65,366 for the three months ended March 31, 2006 and 2005, respectively, primarily to purchase property, equipment and leasehold improvements.

Cash used in financing activities was $107,309 and $178,017 for the three months ended March 31, 2006 and 2005, respectively. The 2006 amount included $111,284 of dividends paid on the Company’s Series B Variable Rate Convertible Preferred Stock. The 2005 amount included $140,517 of payments on notes payable.

On September 10, 2004, the Company issued two $750,000 promissory notes bearing interest at the rate of 10% per annum. One note was issued to Pandora and the other note was issued to Whitebox. The notes were payable interest only through March 10, 2005, at which time the principal was due. The notes were subsequently amended and balance of $750,000 on each note is due on September 29, 2006.

On September 23, 2005, the Company signed a term sheet with PDS Gaming for a $20 million credit facility to finance its AWP gaming equipment. The term sheet is not a definitive agreement. As currently contemplated, terms of the facility will provide that the Company may make draws in increments of a minimum of $650,000 up to $10 million. Each loan under the facility will be amortized over 36 months with interest at 13% and will be subject to the Company meeting certain financial covenants and other conditions. A 1% fee will be required to be paid at closing of the facility and a 4% fee will be required on each draw. The Company is required to pay the expenses of the lender and paid an expense advance of $22,500 in September 2005. As of May 12, 2006, the Company had not closed on the credit facility.

On May 24, 2005, the Company entered into a Redemption Technology and Supply Agreement with Bally Gaming pursuant to which the Company acquired a license for certain AWP technology from Bally Gaming, including exclusive distribution rights to that technology and follow-on exclusive distribution rights for Video Lottery Terminals (“VLT”), if VLT becomes legal. This agreement and the license last for an initial term of five years, but may be extended if the Company meets certain performance targets. Under the agreement, the Company is obligated to pay an upfront fee of $5 million. Of this amount, $2 million was paid, and the Company delivered an unsecured two-year promissory note for the remaining $3 million. The balance on the note was $2,250,000 at March 31, 2006.

Effective March 29, 2006, the Company entered into an amendment to the Redemption Technology and Supply Agreement with Bally. Under the terms of the agreement, Bally agreed to defer the $750,000 principal payment due March 29, 2006 until June 30, 2006 (subject to a 30 day extension). Subject to certain performance criteria, the $750,000 payment can be further extended along with the $750,000 payment due September 29, 2006 until December 31, 2006, at which time the total due of $1,500,000 will be due in monthly payments, including interest, over 18 months beginning January 31, 2007. Additionally, Bally agreed to apply $187,500 previously paid by the Company for game titles against future royalty payments that will be due in 2007 and 2008. Spectre further agreed to purchase 175 machines from Bally by April 30, 2006 and will purchase the next 1,825 new units from Bally for an agreed upon price. As of May 12, 2006, the Company has not completed the purchase of the 175 machines.

Pursuant to the rights included in the Certificate of Designation (as amended), the Company elected to offer shares of the Company’s common stock in lieu of a cash payment for dividends payable on April 1, 2006 to Series B Variable Rate Preferred shareholders. The Company’s board of directors approved a conversion rate of $1.10 per share. Shareholders representing 86% of the outstanding shares have elected to receive common shares in lieu of cash.

Between May 5 and May 9, 2006, the Company closed on a total of $600,000 of short-term loans. In connection with the borrowings, the Company issued 1,200,000 five year warrants at $1.84 per share. The proceeds of the loans will be used for operating capital.

Over the next 12 months, the Company expects to spend a significant amount on capital equipment purchases primarily for AWP machines, and for such purpose expects to seek financing to purchase such equipment.

The Company anticipates that it will expend significant resources in 2006 acquiring machines to be placed in amusement centers on either a fixed lease or a participation basis. Once placed in service these machines are transferred to fixed assets. In addition, the Company expects that research and product development, sales and marketing, and general and administrative expenses will also increase as the Company adds additional personnel and incurs other costs associated with placing and marketing its AWP products and for other corporate purposes.

Management believes that its cash should be sufficient to satisfy its cash requirements at least through May 2006. Beyond that point, the Company will need to obtain additional cash to meet its needs, including repaying the Bally, Pandora and Whitebox notes described above and has been actively pursuing additional debt and equity financing.

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

We require additional sources of financing before we can generate revenues to sustain operations. In particular, management believes the Company’s current cash is sufficient to continue operations only through May 2006. If we are unable to capitalize on existing opportunities or locate and act on other business opportunities, or if expenditures exceed our current expectations, we may be required to find additional sources of financing prior to June 2006.

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

We have had net losses for the three months ended March 31, 2006, and the year ended December 31, 2005, and we had an accumulated deficit as of March 31, 2006. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern.

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

As of April 28, 2006, our officers and directors collectively possessed beneficial ownership of approximately 1,929,999 shares of our common stock, which represents approximately 12.5% of our common stock. Certain other significant shareholders, including Perkins Capital Management, Inc., Ronald E. Eibensteiner and Wayne W. Mills collectively possessed beneficial ownership of a total of approximately 6,412,059 shares of common stock, which represents approximately 36.5% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 43.5% of our common stock. This represents a significant and controlling portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the market price of our common stock or ultimate sale of our business could be adversely affected.

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

As of April 28, 2006, we had 13,822,691 shares of common stock outstanding. As of such date, a further 18,833,838 shares of our common stock have been reserved for issuance as follows:
•	2,300,000 shares under our existing stock option plans, of which options relating to 1,901,666 shares are currently outstanding;
•	1,511,942 shares relating to additional options granted outside of our stock option plans;
•	97,799 shares upon conversion of outstanding Series A Preferred Stock
•	4,481,250 shares upon conversion of outstanding Series B Variable Rate Convertible Preferred Stock, and
•	10,442,848 shares upon the exercise of outstanding warrants.

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

Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include those risk factors summarized above. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 2005 and other recent filings with the SEC.

Item 3. Controls and Procedures

The Company carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness, as of March 31, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. During the course of their audit of our consolidated financial statements for fiscal 2004, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II Other Information

Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2006, the Company issued 156, 250 shares of the Company’s common stock upon conversion of 250 shares of the Company’s Series B Variable Rate Convertible Preferred Stock. In addition, the Company issued 7,348 shares of its common stock upon the cashless exercise of warrants to purchase 14,140 shares of the Company’s common stock and issued 26,500 shares of its common stock upon the exercise of stock options. Both of these issuances were made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a) Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRE GAMING, INC

Date: May 12, 2006	By:	/s/ Russell C. Mix

Title: Chief Executive Officer

Date: May 12, 2006	By:	/s/ Kevin M. Greer

Title: Chief Financial Officer
(Principal Accounting Officer)

.