Form 10KSB/A
period 2005-12-31
SPECTRE GAMING INC
filed 2006-05-25
CIK 891389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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
Yes ☐ No ☒

The Company’s revenues from continuing operations for the fiscal year ended December 31, 2005 totaled $0.

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 16, 2006 was approximately $14,857,812 based on the average of the closing bid and asked price of the registrant’s common stock on such date. The number of shares outstanding of the registrant’s common stock, as of May 24, 2006 was 13,822,691.

Transitional Small Business Issuer Format (Check One):

Yes ☐ No ☒

SPECTRE GAMING, INC.
TABLE OF CONTENTS

		Page
PART I		2

Item 1.	Description of Business	2
Item 2.	Description of Property	1
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II		11

Item 5.	Market for Common Equity and Related Stockholder Matters	11
Item 6.	Management’s Discussion and Analysis or Plan of Operation	13
Item 7.	Financial Statements	20
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	43
Item 8A.	Controls and Procedures	43
Item 8B.	Other Information	43

PART III		45

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	45
Item 10.	Executive Compensation	47
Item 11.	Security Ownership of Certain Beneficial Owners and Management	50
Item 12.	Certain Relationships and Related Transactions	53
Item 13.	Exhibits	55
Item 14.	Principal Accountant Fees and Services	57

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-KSB/A for the year ended December 31, 2005 which amends the Company’s Form 10-KSB originally filed on March 24, 2006 is being filed in response to comments received from the Securities and Exchange Commission in connection such filing.

In this Amendment No. 1, the Company has restated its preferred stock dividends to recognize a beneficial conversion feature associated with the Series B Variable Rate Convertible Preferred Stock issued on October 27, 2005. The restatement increased preferred stock dividends by $3,412,860, increased the net loss available to common shareholders by $3,412,860, and increased the basic and diluted net loss per common share attributable to common shareholders by $0.25 for the year ended December 31, 2005. The restatement also increased additional paid-in capital and the accumulated deficit by $3,412,860.

Forward-Looking Statements

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

As of May 24, 2006, our officers and directors collectively possessed beneficial ownership of approximately 2,313,281 shares of our common stock, which represents approximately 14.6% of our common stock. Certain other significant shareholders, including Perkins Capital Management, Inc., Ronald E. Eibensteiner and Wayne W. Mills collectively possessed beneficial ownership of a total of approximately 7,299,075 shares of common stock, which represents approximately 39.5% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 47.1% of our common stock. This represents a significant and controlling portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the market price of our common stock or ultimate sale of our business could be adversely affected.

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

As of May 24, 2006, we had 13,822,691 shares of common stock outstanding. As of such date, a further 21,233,838 shares of our common stock have been reserved for issuance as follows:

•	2,300,000 shares under our existing stock option plans, of which options relating to 1,908,541 shares are currently outstanding;
•	1,511,942 shares relating to additional options granted outside of our stock option plans;
•	97,798 shares upon conversion of outstanding Series A Preferred Stock
•	4,481,250 shares upon conversion of outstanding Series B Variable Rate Convertible Preferred Stock, and
•	12,842,848 shares upon the exercise of outstanding warrants.

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

Preferred Stock Dividend. The preferred stock dividends of $3,524,144 relate to accrued dividends on the Series B Variable Rate Preferred Stock and a deemed dividend of $3,412,860 associated with a beneficial conversion feature on the Series B Variable Rate Convertible Preferred Stock.

Net Loss Attributable to Common Shareholders. The Company incurred a net loss of $13,645,479 for the year ended December 31, 2005, compared to a net loss of $4,394,191 for the prior year. These increased net losses for 2005 as compared to 2004 are primarily the result of the Company commencing AWP operations, losses from discontinued operations in the Native American and charitable gaming markets which involve significant increases in employee, consulting expense and increased interest expense and preferred dividends of $3,524,144 on the Series B Variable Rate Convertible Preferred Stock.

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

The following summarizes the Company’s contractual obligations at December 31, 2005 (See Notes 9, 11, 16).

	Total	1 Year or Less	1-3 Years	4-5 Years	Over 5 Years
Short-term debt	$1,500,000	$1,500,000	-	-	-
Long-term debt	2,250,000	1,500,000	750,000
Operating leases	281,796	119,305	161,242	1,249	-
Total	$4,031,796	$3,119,305	$911,242	$1,249	$-

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

As discussed in Note 19 of the financial statements, the Company has restated its balance sheet as of December 31, 2005 and related statements of operations and shareholders’ equity for the year ended December 31, 2005 to recognize a deemed preferred stock dividend. The dividend relates to a beneficial conversion feature associated with the Series B Variable Rate Convertible Preferred Stock issued on October 27, 2005.

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

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
February 10, 2006, except for Note 18, as to which the
date is March 21, 2006 and Notes 2, 5 and 19 as to
which the date is May 23, 2006

Spectre Gaming, Inc.
Balance Sheets
	As of December 31,
	2005	2004
ASSETS	Restated
CURRENT ASSETS:
Cash and cash equivalents	$1,656,831	$2,431,280
Other receivables	9,722	-
Inventory	300,009	4,204
Deposits	20,050	20,000
Current assets of discontinued operations	536,217	2,568,585
Prepaid expenses	57,566	33,438
Total current assets:	2,580,395	5,057,507

Property, equipment and leasehold improvements, net	66,231	9,729
Leased gaming equipment, net	109,629	-
Long-term technology and distribution rights, net	4,397,849	-
Prepaid license fees	187,500	187,500
Other assets of discontinued operations	163,500	809,318
Other assets	11,436	206,937
Total Assets:	$7,516,540	$6,270,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Convertible note payable, net	$-	$354,134
Current portion of long-term debt	1,500,000	-
Short-term debt, net	1,500,000	1,373,611
Accounts payable	69,635	110,110
Accrued expenses	467,870	98,771
Liabilities of discontinued operations	303,228	647,428
Total current liabilities:	3,840,733	2,584,054
Long-term debt, less current portion	750,000	-
Total liabilities	4,590,733	2,584,054
SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 100,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares -- 466,666
Issued and outstanding shares: 43,334 and 206,667 shares at December 31, 2005 and 2004, respectively ($65,001 and $310,000 liquidation preference at December 31, 2005 and 2004 respectively)	433	2,067
Series B Variable Rate Convertible Preferred Stock, par value $.01 shares: Authorized shares -- 30,000 Issued and outstanding shares: 7,420 and 0 shares at December 31, 2005 and 2004, respectively ($7,420,000 and $0 liquidation preference at December 31, 2005 and 2004, respectively)	74	-
Common stock, par value $.01 per share: Authorized shares - 99,503,334 and 99,533,334 at December 31, 2005 and 2004 respectively
Issued and outstanding shares, 13,520,439 and 12,888,213 at December 31, 2005 and 2004, respectively	135,204	128,882
Additional paid-in capital	37,208,067	25,087,624
Accumulated deficit	(34,253,490)	(20,608,011)
Deferred equity compensation	(164,481)	(923,625)
Total shareholders’ equity:	2,925,807	3,686,937

Total liabilities and shareholders’ equity:	$7,516,540	$6,270,991

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Operations

	For the Years ended December 31,
	2005	2004
	Restated
REVENUE:
Sales	$-	$-

Cost of revenues	1,517	-
Gross loss	(1,517)	-

OPERATING EXPENSES:
Research and development	361,122	-
Sales and marketing	642,642	-
General and administrative	2,130,374	700,422
Total Operating Expenses:	3,134,138	700,422

Operating loss	(3,135,655)	(700,422)

OTHER INCOME (EXPENSE):
Interest income	31,126	11,331
Interest expense	(2,981,306)	(793,309)

Loss from continuing operations:	(6,085,835)	(1,482,400)

Loss from discontinued operations	(4,035,500)	(2,911,791)
Net Loss:	(10,121,335)	(4,394,191)

Preferred Stock Dividends	3,524,144	-

Net Loss attributable to common shareholders	$(13,645,479)	$(4,394,191)

NET LOSS PER COMMON SHARE BASIC AND DILUTED:
Loss from continuing operations	$(0.45	$(0.14)
Loss from discontinued operations	(0.30)	(0.28)
Net Loss	(0.75)	(0.42)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1.01)	(0.42)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	13,456,045	10,578,101

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Shareholders’ Equity

	Series A Convertible Preferred Stock		Series B Variable Rate Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Equity	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital (Restated)	Compensation	Deficit (Restated)	Equity
Balance at December 31, 2003	440,000	$4,400	--	$-	8,093,198	$80,932	$16,388,237	$-	$(16,213,820)	$259,749
Sale of common stock, net of issuance costs	-	-	-	-	3,343,418	33,434	5,128,994	-	-	5,162,428
Conversion of preferred stock to common stock	(233,333)	(2,333)	-	-	526,597	5,266	(2,933)	-	-	-
Issuance of common stock for purchased research and development	-	-	-	-	870,000	8,700	766,300	-	-	775,000
Issuance of common stock for distribution agreements	-	-	-	-	55,000	550	111,950	-	-	112,500
Issuance of options and warrants for services	-	-	-	-	-	-	1,355,076	(1,355,076)	-	-
Amortization of deferred equity compensation	-	-	-	-	-	-	-	431,451	-	431,451
Issuance of stock warrants related to notes payable	-	-	-	-	-	-	1,000,000	-	-	1,000,000
Beneficial conversion of note payable	-	-	-	-	-	-	340,000	-	-	340,000
Net and comprehensive loss	-	-	-	-	-	-	-	-	(4,394,191)	(4,394,191)
Balance at December 31, 2004	206,667	2,067	-	-	12,888,213	128,882	25,087,624	(923,625)	(20,608,011)	3,686,937
Sale of preferred stock, net of issuance costs	-	-	6,190	62	-	-	5,574,938	-	-	5,575,000
Conversion of notes payable to preferred stock	-	-	1,230	12	-	-	1,229,988	-	-	1,230,000
Conversion of preferred stock to common stock	(163,333)	(1,634)	-	-	368,617	3,686	(2,052)	-	-	-
Exercise of stock options	-	-	-	-	93,500	935	13,090	-	-	14,025
Cashless exercise of warrants	-	-	-	-	6,753	68	(68)	-	-	-
Conversion of note payable to common stock	-	-	-	-	163,356	1,633	340,503	-	-	342,136
Issuance of options and warrants for services	-	-	-	-	-	-	(56,880)	-	-	(56,880)
Amortization of deferred equity compensation	-	-	-	-	-	-	-	759,144	-	759,144
Issuance of stock warrants related to notes payable	-	-	-	-	-	-	1,608,064	-	-	1,608,064
Net and comprehensive loss	-	-	-	-	-	-	-	-	(10,121,335)	(10,121,335)
Preferred stock dividends	-	-	-	-	-	-	3,412,860	-	(3,524,144)	(111,284)
Balance at December 31, 2005 - Restated	43,334	$433	7,420	$74	13,520,439	$135,204	$37,208,067	$(164,481)	$(34,253,490)	$2,925,807

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Cash Flows
	For the Years ended December 31,
	2005		2004
Operating activities
Net loss	$(10,121,335)		$(4,394,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,242		33,078
Loss on sale of property and equipment	4,811		-
Common stock issued for purchased research and development	-		775,000
Impairment of gaming equipment in inventory	1,361,594		-
Impairment of leased gaming equipment	907,058		-
Common stock issued for distribution agreements	-		112,500
Stock options and warrants issued for services	702,264		431,451
Amortization of original issue discount	1,622,177		522,823
Amortization of debt issuance costs	890,001		161,063
Amortization of long-term technology and distribution rights	602,151		-
Changes in operating assets and liabilities:
Accounts receivable	7,347		(7,347)
Other receivables Inventory	(105,126 (111,695	) )	- (2,530,683)
Deposits	14,589		(51,258)
Prepaid license fees	-		(187,500)
Prepaid expenses	(28,839)		3,522
Other assets	-		(6,650)
Accounts payable and accrued expenses	84,423		751,922
Net cash used in operating activities:	(3,937,338)		(4,386,270)

Investing activities
Net proceeds from sale of property and equipment	3,172		-
Purchases of property, equipment and leasehold improvements	(215,238)		(94,742)
Purchases of leased gaming equipment	-		(750,733)
Technology and distribution rights	(2,000,000)		-
Net cash used in investing activities:	(2,212,066)		(845,475)

Financing activities
Debt financing costs	(105,000)		(143,000)
Exercise of stock options	14,025		-
Proceeds from sale of common stock, net of issuance costs	-		5,162,428
Proceeds from the sale of preferred stock, net of issuance costs	5,575,000		-
Proceeds from notes payable and common stock warrants issued	2,530,000		2,600,000
Payments on notes payable	(2,527,786)		(280,078)
Preferred stock dividend	(111,284)		-
Net cash provided by financing activities:	5,374,955		7,339,350
Increase (decrease) in cash and cash equivalents	(774,449)		2,107,605
Cash and cash equivalents at beginning of year	2,431,280		323,675
Cash and cash equivalents at end of year:	$1,656,831		$2,431,280

Supplemental cash flow information (Restated)
Cash paid for interest	$392,087	$98,190
Non-cash Investing and Financing Activities:
Common stock issued for payment on convertible notes payable	342,136	-
Warrants issued for services relating to debt issuance	723,775	225,000
Conversion of preferred stock to common stock	3,686	-
Warrants issued for guarantees on bridge loans	578,064	-
Warrants issued in connection with short-term debt	1,030,000	-
Inventory transferred to leased gaming equipment	523,775	-
Unsecured promissory note in exchange for long-term technology and distribution rights	3,000,000	-
Return of fixed assets and inventory for credit against accounts payable	100,000	-
Conversion of notes payable to preferred stock	1,230,000	-
Other receivable in exchange for the sale of property and equipment	7,768	-
Deemed preferred stock dividend	3,412,860

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

	For the Years ended December 31,
	2005	2004

REVENUE:
Sales	$474,074	$82,689

Cost of revenues	367,769	63,746
Gross profit	106,305	18,943

OPERATING EXPENSES:
Research and development	240,482	1,045,000
Sales and marketing	1,011,951	-
General and administrative	620,720	1,885,734
Impairment of gaming equipment in inventory	1,361,594	-
Impairment of leased gaming equipment	907,058	-
Total Operating Expenses:	4,141,805	2,930,734

Net loss from discontinued operations	$(4,035,500)	$(2,911,791)

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

	Year Ended December 31,
	2005	2004
	(Restated)
Net loss attributable to common shareholders
As reported	$(13,645,479)	$(4,394,191)
Pro forma	(14,575,696)	(4,925,051)

Basic and diluted net loss attributable to common shareholders per common share
As reported	$(1.01)	$(0.42)
Pro forma	(1.08)	(0.47)

Stock-based compensation
As reported	$-	$-
Pro forma	930,217	530,860

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Year Ended December 31,
	2005	2004
Risk Free interest rate	4.10%	3.04%
Expected life	4.51 years	5.09 years
Expected volatility	158%	640%
Expected dividends	0%	0%

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

4.	Property, Equipment and Leasehold Improvements and Leased Gaming Equipment

At December 31, 2005 and 2004, the Company’s leased gaming equipment and property, equipment and leasehold improvements consisted of the following:

	2005	2004	Estimated Useful Lives
Furniture and equipment	$79,124	$10,360	3-5 years
Leasehold improvements	11,931	-	12-24 months
Total property, equipment and leasehold improvements	91,055	10,360
Less accumulated depreciation	(24,824)	(631)
Total property, equipment and leasehold improvements, net	$66,231	$9,729

Leased gaming equipment	$111,532	$-	3 years
Less accumulated depreciation	(1,903)	-
Total leased gaming equipment	$109,629	$-

Leased gaming equipment at December 31, 2005 includes machines at customer facilities on a test basis.

5.	Shareholders’ Equity

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

The Company used the Black Scholes pricing model to determine the value of the 4,637,500 warrants and the conversion feature of the Series B Variable Rate Convertible Preferred Stock. The value of the preferred stock itself was assumed to be the face value because we were unable to obtain a comparable market based value for the stock. The Company allocated the proceeds received based on the relative fair values. Therefore, pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company recognized a deemed dividend on the embedded conversion feature of the preferred stock of $3,412,860.

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

The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits as disclosed above as follows at December 31:

	2005	2004
Deferred income tax assets:
Net operating loss carryforwards	$4,496,000	$7,751,000
Options and warrants issued for services	459,000	175,000
Impairment of inventory and fixed assets	918,000	-
Research and development credit carryforwards	-	101,000
Less: valuation allowance	(5,873,000)	(8,027,000)
Net deferred income tax assets	$-	$-

The change in the valuation allowance was $(2,154,000) and $1,960,000 for the years ended December 31, 2005 and 2004, respectively.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2005	2004
Federal statutory tax rate benefits	(34.0)%	(34.0)%
State tax, net of federal benefit	(6.5)%	(6.5)%
Change in valuation allowance	40.5%	40.5%
Effective tax rate	0.0%	0.0%

16.	Commitments

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

19.	Restatement Reconciliation

The following table reconciles the previously reported amounts to the restated amounts as of and for the year ended December 31, 2005. The Company has restated its preferred stock dividends to recognize a beneficial conversion feature associated with the Series B Variable Rate Convertible Preferred Stock issued on October 27, 2005. The restatement increased preferred stock dividends by $3,412,860, and increased the basic and diluted net loss per common share attributable to common shareholders by $0.25 for the year ended December 31, 2005. The restatement increased additional paid-in capital and increased the accumulated deficit by $3,412,860.

	As Originally Reported	As Restated	Effect of Restatement
Additional paid-in capital	$33,795,207	$37,208,067	$3,412,860
Accumulated Deficit	(30,840,630)	(34,253,490)	(3,412,860)
Preferred Dividends	111,284	3,524,144	3,412,860
Net loss attributable to common shareholders	(10,232,619)	(13,756,763)	(3,412,860)
Basic and diluted net loss per common share attributable to common shareholders	(0.76)	(1.01)	(0.25)

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

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

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Long-Term Compensation Awards Securities Underlying Options (#)
Russell C. Mix, President and	2005	170,000	-	-	-
CEO(1)	2004	120,417	-	7,083(2)	616,667(3)
	2003	-	-	-	66,666(4)

D. Bradly Olah, President(5)	2005	62,202	-	87,500(6)	500,000(7)
	2004	-	-	137,500(6)	300,000(8)
	2003	-	-	-
Ronald E. Eibensteiner, President	2005	-	-	-	-
and CEO (9)	2004	-	-	-	-
	2003	-	-	-	-

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

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options/ Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Russell C. Mix	0	0	-	-
D. Bradly Olah	500,000	31.1%	2.55	8/02/2015
Ronald E. Eibensteiner	0	0	-	-

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

Name	Number of Shares Acquired On Exercise	Value Realized ($)	Number of Unexercised Options at Fiscal Year End (exercisable / unexercisable)	Value of Unexercised In-the-Money Options at Fiscal Year End ($) (exercisable / unexercisable)
Russell C. Mix	0	0	242,499 / 440,834	$143,874 / $191,959
D. Bradly Olah	0	0	100,000 / 600,000	$0 / $0
Ronald E. Eibensteiner	0	0	- / -	$0 / $0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of the May 24, 2006 by: (i) each director of the Company, (ii) each person named in the Summary Compensation Table, (iii) all current directors and executive officers of the Company as a group, and (iv) each person or entity known by the Company to own beneficially more than five percent (5%) of the Company’s common stock. Unless otherwise indicated, the address of each of the following persons is 14200 23rd Avenue N., Minneapolis, MN 55447, and each such person has sole voting and investment power with respect to the shares of common stock set forth opposite their respective names.

Name and Address of Shareholder	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (1)
Kenneth Brimmer (2)	100,000	*
Robert Bonev (3) c/o Artic Cat, Inc. 601 Brooks Ave. S. Thief River Falls, MN 56701	96,666	*
Russell Mix (4) 1400 West Burbank Blvd. Burbank, CA 91506	542,038	3.8%
D. Bradley Olah (5)	1,544,532	10.2%
Namon D. Witcher (6) 825 Jefferson St. Monterey, CA 93940	30,000	*
All current executive officers and directors as a group (six persons) (7)	2,313,281	14.6%
Perkins Capital Management, Inc. (8) 730 East Lake Street Wayzata, MN 55391	4,168,506	25.1%
Ronald E. Eibensteiner (9) U S Bancorp Building 800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	1,815,285	12.2%
Wayne W. Mills (10) 5020 Blake Rd. S. Edina, MN 55436	1,814,901	12.0%
Morgan Street Partners, LLC (11) 800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	743,196	5.4%
Omicron Master Trust (12) 650 Fifth Avenue, 24th Floor New York, NY 10019	2,125,000	13.3%
Amatis Limited (13) c/o Amaranth Advisors L.L.C. One American Lane Greenwich, CT 06831	1,270,443	8.4%
Merriman Curhan Ford & Co. (14) 600 California Street, 9th Floor San Francisco, CA 94108	1,263,235	8.4%
Gary Watkins (15) 1611 S. Yutica, No. 194 Tulsa, OK 79104	1,000,000	7.1%

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

(5) Includes 235,760 shares held directly, 100,000 shares which Mr. Olah may purchase under currently exercisable options for Spectre’s common stock, 1,106,250 shares of common stock issuable upon exercise of currently exercisable warrants, 81,522 common shares issuable upon conversion of a convertible promissory note, and 21,000 shares held in trust for Mr. Olah’s children (with respect to which shares Mr. Olah disclaims beneficial ownership).

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

(9)  As disclosed in a Schedule 13G/A filed on February 14, 2006, includes (i) 743,196 shares held by Morgan Street Partners, LLC, of which Mr. Eibensteiner is the sole executive officer, and (ii) 93,750 shares upon conversion of Series B Variable Rate Convertible Preferred Stock together with 93,750 shares of common stock issuable upon exercise of currently exercisable warrants and 3,067 shares of outstanding common stock, all of which are owned by Wyncrest Capital, Inc., and a corporation wholly owned by Mr. Eibensteiner. Also includes 81,522 common shares issuable upon conversion of a convertible promissory note, 300,000 common shares issuable upon exercise of currently exercisable warrants. In addition, includes 500,000 shares issuable upon exercise of a warrant held by Parklane Associates, LLC, a Minnesota limited liability company with respect to which Mr. Eibensteiner possesses shares dispositive and voting power.

(10)  Includes 537,857 shares held directly, 650,000 shares issuable upon exercise of warrants held by Blake Advisors, LLC, a limited liability company of which Mr. Mills is the sole member and manager; 62,500 shares upon conversion of Series B Variable Rate Convertible Preferred Stock, 62,500 shares of common stock issuable upon exercise of currently exercisable warrants, and 2,044 outstanding common shares all owned by Hunter Ridge Partners, LLC, a limited liability company of which Mr. Mills is a manager and member; and 500,000 shares of common stock issuable upon exercise of a currently exercisable warrant held by Parklane Associates, LLC, a Minnesota limited liability company with respect to which Mr. Mills possesses shared dispositive and voting power.

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

On May 5 and 9, 2006, the Company borrowed an aggregate of $600,000 from accredited investors and issued five short-term promissory notes in exchange therefor. The promissory notes are fully due and payable on July 31, 2006 and bear interest through such date at the per annum rate of prime plus one. As inducement to loan funds to the Company, the Company issued the lenders five-year warrants to purchase up to an aggregate of 1,200,000 shares of common stock at the purchase price of $1.84 per share, subject to adjustment. One of the lenders in the May 9, 2006 transaction was D. Bradly Olah, the Company’s President. Mr. Olah loaned the Company $150,000 and in exchange for promissory note for that principal amount, and also received a warrant for the purchase of up to 300,000 shares of common stock. The terms granted to Mr. Olah in the promissory note and warrant issued to him for the loan were the same terms as those granted to other lenders.

The promissory notes issued for these short-term borrowings provide the lenders with the right to convert their notes into: (i) Company securities issued in any private offering of equity securities of the Company (or its successor or parent) consummated prior to the July 31, 2006 maturity date, upon the terms and conditions of such offering, and at a conversion price equal to the purchase price paid by such investors in such offering; and/or (ii) common stock of the Company, at a conversion price equal initially to $1.84 per share, subject to adjustment. The $1.84 conversion price adjusts to match the price of any offer, sale, repricing or issuance of common stock or “common stock equivalents,” as defined therein, that is less than the then-effective conversion price under the promissory notes. The promissory notes define “common stock equivalents” as any Company securities entitling the holder thereof to acquire at any time Company common stock. The foregoing adjustment provision is subject to certain customary exceptions, including the issuance of (i) shares of common stock or options to employees, officers or directors pursuant to certain stock or option plans, (ii) securities upon the conversion of any of the group of short-term promissory notes (iii) securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on the date of the promissory notes, and (iv) securities issued pursuant to certain acquisitions or strategic transactions. The warrants issued to the lenders in connection with the short-term borrowings contain provisions for the adjustment of their $1.84 per-share purchase price that are substantially similar to those contained in the promissory notes and described above. Finally, both the promissory notes and warrants granted the lenders piggyback registration rights in the event the Company or any of its security holders offers any Company securities (other than pursuant to a registration statement on Form S-4, S-8 or other similar limited-purpose form).

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

	2005	2004
Audit Fees	$65,415	$39,400
Audit-Related Fees	13,040(1)	1,000(1)
Tax Return Preparation Fees	3,632	1,500
All Other Fees	0	12,450(2)
Total	$82,087	$54,350

(1)	Fees related to review of Form SB-2 filing.
(2)	Fees related to audit of potential acquisition and general research projects.

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

Spectre Gaming, Inc.

By:	/s/ Kevin M. Greer
Kevin M. Greer
Chief Financial Officer
Date: May 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kenneth Brimmer	Chairman	May 24, 2006
Kenneth Brimmer

/s/ Russell Mix	Chief Executive Officer and Director	May 24, 2006
Russell Mix	(Principal Executive Officer)

/s/ Kevin M. Greer	Chief Financial Officer	May 24, 2006
Kevin M. Greer	(Principal Financial and Accounting Officer)

/s/ D. Bradly Olah	Director	May 24, 2006
D. Bradly Olah

Director
Robert Bonev

/s/ N.D. Witcher	Director	May 24, 2006
N.D. Witcher