Form 10QSB/A
period 2006-03-31
SPECTRE GAMING INC
filed 2006-06-27
CIK 891389

United States
Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

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

APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,838,024 shares of common stock outstanding as of June 18, 2006, par value $.01 per share.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Spectre Gaming, Inc.
Form 10-QSB/A
Quarter Ended March 31, 2006

Explanatory Note

This Amendment No. 1 to the Company's Form 10-QSB/A for the quarter ended March 31, 2006 which amends the Company’s Form 10-QSB originally filed on May 12, 2006 is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s Form 10-KSB filing.

As a result of the comment process, the Company has restated its preferred stock dividends for the year ended December 31, 2005 to recognize a beneficial conversion feature associated with the Series B Variable Rate Convertible Preferred Stock issued on October 27, 2005. The restatement increased additional paid-in capital and the accumulated deficit by $3,412,860 at December 31, 2005 and March 31, 2006. The restatement affected the balance sheet only and had no impact on the statement of operations for the three months ended March 31, 2006.

PART I - Financial Information
Item 1. Financial Statements
Spectre Gaming, Inc.
Balance Sheets

	As of March 31, 2006	As of December 31, 2005
ASSETS	Unaudited	Audited
CURRENT ASSETS:	Restated	Restated
Cash and cash equivalents	$419,186	$1,656,831
Other receivables	6,532	9,722
Inventory	179,984	300,009
Deposits	20,000	20,050
Current assets of discontinued operations	532,967	536,217
Prepaid expenses	101,567	57,566
Total current assets:	1,260,236	2,580,395

Property, equipment and leasehold improvements, net	112,098	66,231
Leased gaming equipment, net	185,272	109,629
Long-term technology and distribution rights, net	4,147,849	4,397,849
Prepaid license fees	-	187,500
Prepaid royalties	187,500	-
Other assets of discontinued operations	139,821	163,500
Other assets	11,436	11,436
Total Assets:	$6,044,212	$7,516,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,250,000	$1,500,000
Short-term debt, net	1,500,000	1,500,000
Accounts payable	81,883	69,635
Accrued expenses	449,889	467,870
Liabilities of discontinued operations	93,210	303,228
Total current liabilities:	4,374,982	3,840,733
Long-term debt, less current portion	-	750,000
Total liabilities	4,374,982	4,590,733

SHAREHOLDERS’ EQUITY:
Capital stock, par value $.01 per share, 100,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares -- 466,666
Issued and outstanding shares: 43,334 shares at March 31, 2006 and December 31, 2005 ($65,001 liquidation preference)	433	433
Series B Variable Rate Convertible Preferred Stock, par value $.01 shares: Authorized shares -- 30,000 Issued and outstanding shares: 7,170 and 7,420 shares at March 31, 2006 and December 31, 2005 and , respectively ($7,170,000 and $7,420,000 liquidation preference at March 31, 2006 and December 31, 2005, respectively)	72	74
Common stock, par value $.01 per share: Authorized shares - 99,503,334
Issued and outstanding shares, 13,710,537 and 13,520,439 at March 31, 2006 and December 31, 2005, respectively	137,105	135,204
Additional paid-in capital	37,361,672	37,208,067
Accumulated deficit	(35,764,615)	(34,253,490)
Deferred equity compensation	(65,437)	(164,481)
Total shareholders’ equity:	1,669,230	2,925,807

Total liabilities and shareholders’ equity:	$6,044,212	$7,516,540

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

Note 2. Summary of Significant Accounting Policies.

Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2005, contained in its Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

The Company used the Black-Scholes pricing model to determine the value of the 4,637,500 warrants and the conversion feature of the Series B Variable Rate Convertible Preferred Stock. The value of the preferred stock itself was assumed to be the face value because we were unable to obtain a comparable marked based value for the stock. The Company allocated the proceeds received based on the relative fair values. Therefore, pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company recognized a deemed dividend in the embedded conversion feature of the preferred stock of $ 3,412,860.

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

Effective March 29, 2006 the Company entered into another amendment with Bally whereby the principal payment of $750,000 due March 31, 2006 was deferred until June 30, 2006, with an additional one-month extension option. Under the amendment, if the Company achieves certain milestones, the $750,000 principal payment as well as the $750,000 payment due September 29, 2006 will be deferred until December 31, 2006. At that time, the deferred payments totaling $1,500,000 will be amortized and due over the following 18 month period. Additionally, Bally agreed to apply $187,500 previously paid by the Company for licenses to game titles against future royalty payments that will be due in 2007 and 2008. Spectre further agreed to purchase 175 machines from Bally by April 30, 2006 and will purchase the next 1,825 new units from Bally for an agreed upon price. As of the date of this report, the Company has not completed the purchase of the 175 machines.

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

Note 9. Restatement Reconciliation

The following table reconciles the previously reported amounts to the restated amounts as of and for the year ended December 31, 2005 and March 31, 2006. The Company restated its preferred stock dividends for the year ended December 31, 2005 to recognize a beneficial conversion feature associated with the Series B Variable Rate Convertible Preferred Stock issued on October 27, 2005. The restatement increased additional paid-in capital and increased the accumulated deficit by $3,412,860 at December 31, 2005 and March 31, 2006. The restatement affected the balance sheet only and had no impact on the statement of operations for the quarter (or three months) ended March 31, 2006.

	As Originally Reported	As Restated	Effect of Restatement
December 31, 2005:
Additional paid-in capital	$33,795,207	$37,208,067	$3,412,860
Accumulated Deficit	(30,840,630)	(34,253,490)	(3,412,860)
March 31, 2006:
Additional paid-in capital	$33,948,812	$37,361,672	$3,412,860
Accumulated Deficit	(32,351,755)	(35,764,615)	(3,412,860)

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

Effective March 29, 2006, the Company entered into an amendment to the Redemption Technology and Supply Agreement with Bally. Under the terms of the agreement, Bally agreed to defer the $750,000 principal payment due March 29, 2006 until June 30, 2006 (subject to a 30 day extension). Subject to certain performance criteria, the $750,000 payment can be further extended along with the $750,000 payment due September 29, 2006 until December 31, 2006, at which time the total due of $1,500,000 will be due in monthly payments, including interest, over 18 months beginning January 31, 2007. Additionally, Bally agreed to apply $187,500 previously paid by the Company for game titles against future royalty payments that will be due in 2007 and 2008. Spectre further agreed to purchase 175 machines from Bally by April 30, 2006 and will purchase the next 1,825 new units from Bally for an agreed upon price. As of the date of this 10QSB/A, the Company has not completed the purchase of the 175 machines.

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

Management believes that its cash should be sufficient to satisfy its cash requirements at least through June 2006. Beyond that point, the Company will need to obtain additional cash to meet its needs, including repaying the Bally, Pandora and Whitebox notes described above and has been actively pursuing additional debt and equity financing.

On May 5 and May 9, 2006, the Company borrowed an aggregate of $600,000 from accredited investors and issued convertible promissory notes in that principal amount in exchange therefor. The promissory notes are fully due and payable on July 31, 2006 and bear interest through such date at the per annum rate of prime plus one. As inducement to loan funds to the Company, the Company issued the lenders five-year warrants to purchase an aggregate of up to 1,200,000 shares of common stock at the purchase price of $1.84 per share (subject to adjustment). The promissory notes provide the lenders with the right to convert their notes into: (i) Company securities issued in any private offering of equity securities of the Company (or its successor or parent) consummated prior to the July 31, 2006 maturity date, upon the terms and conditions of such offering, and at a conversion price equal to the purchase price paid by such investors in such offering; and/or (ii) common stock of the Company, at a conversion price equal initially to $1.84 per share, subject to adjustment. For these transactions, the Company relied on Section 4(2) of the Securities Act, including Rule 506 promulgated thereunder, based on the fact that there were only five investors, all of whom, either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and all such investors were “accredited investors” as defined in rules promulgated under the Securities Act.

On May 25, 2006, the Company issued a five-year warrant to purchase up to 500,000 shares of common stock at a per-share price of $1.84 to Parklane Associates, LLC, a Minnesota limited liability company, and a similar warrant to purchase up to 200,000 shares of common stock to PDS Gaming Corporation. For these transactions, the Company relied on Section 4(2) of the Securities Act, including Rule 506 promulgated thereunder, based on the fact that all warrant recipients, either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and all such investors were “accredited investors” as defined in rules promulgated under the Securities Act.

On May 25, 2006, the Company entered into a Master Loan Agreement with PDS Gaming Corporation, a Minnesota corporation, providing for purchase-money amusement-with-prize machine financing in an amount aggregating up to $20 million. Under the Master Loan Agreement, Spectre Gaming has the right to request advances, from time to time, in amounts not to exceed $10 million or be less than $650,000. Advance requests are subject to certain funding contingencies set forth in the agreement, and the discretion of PDS Gaming. On May 25, 2006, PDS Gaming advanced $1,464,104 to Spectre under the Master Loan Agreement. The Master Loan Agreement provides for interest on advanced funds in an amount equal to 13%. Upon each advance under the Master Loan Agreement, Spectre Gaming will deliver a promissory note in agreed form to PDS Gaming, providing for payments of interest first, and then principal, over a 36-month period. Promissory notes may not be prepaid for a period of 12 months after their issuance.

In connection with the Master Loan Agreement, the Company entered into a Security Agreement granting a security interest in amusement-with-prize equipment purchased with funds advanced under the Master Loan Agreement, revenue agreements that the Company enters into with location operators, a bank account opened to receive funds from the revenue agreements, and substantially all of its other assets, including the Redemption Technology and Supply Agreement entered into with Bally Gaming, Inc., as amended.

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

We require additional sources of financing before we can generate revenues to sustain operations. In particular, management believes the Company’s current cash is sufficient to continue operations only through June 2006. If we are unable to capitalize on existing opportunities or locate and act on other business opportunities, or if expenditures exceed our current expectations, we may be required to find additional sources of financing prior to July 2006.

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

If the Redemption Technology and Supply Agreement, as amended, is terminated, then the Company would be required to write off significant amounts spent on the acquisition of licensed technology pursuant thereto, would be required to develop its own AWP technology (or find an alternate licensor of such technology), and may be subject to claims of intellectual-property rights infringement.

The Company has received notice from Bally Gaming, Inc. that the Company is currently in default of certain obligations under the Redemption Technology and Supply Agreement, as amended. In particular, Bally Gaming alleges that the Company is in default of its obligation to purchase 175 gaming machines (as defined in the agreement) from Bally Gaming by April 30, 2006, has failed to secure a line of credit in the amount of $400,000 by April 30, 2006 (for the purpose of ordering parts for new gaming machines), and has failed to deposit certain software into a technology escrow account by April 30, 2006, all as required under the Sixth Amendment to the Redemption Technology and Supply Agreement, dated March 29, 2006.

The Company is currently discussing with Bally Gaming these alleged defaults, appropriate cures, and the resolution of other matters related to the Redemption Technology and Supply Agreement. The outcome of these discussions is currently uncertain.

If the Company is unable to reach an agreement with Bally Gaming regarding the treatment of these alleged defaults, is unable to reach agreement on other matters related to the Redemption Technology and Supply Agreement, or for any other reason the Redemption Technology and Supply Agreement is terminated, the Company would likely be required to write off the unamortized balance of the long-term technology and distribution rights assets on the Company’s balance sheet ($4,147,849 as of March 31, 2006). Moreover, any actual default could result, among other things, in the release of software developed by the Company to Bally Gaming, the immediate acceleration of obligations due under the agreement, and/or a significant increase in the interest rate due on the associated note payable. In addition, the Company would likely be required to identify and enter into agreements with licensors of similar technology or incur the expense involved in completing the development of its own proprietary AWP technology. The Company may not be able to sustain these costs. Finally, any licensed or independently developed AWP technology may subject the Company to the risk of being sued for alleged infringement of intellectual-property rights of Bally Gaming or third parties.

The materialization of any of these risks related to the Company’s relationship with Bally Gaming could result in material and adverse change in the Company’s financial condition, results of operation, prospects for future success, and the viability of the Company and its business.

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

As of June 6, 2006, our officers and directors collectively possessed beneficial ownership of approximately 2,313,281 shares of our common stock, which represents approximately 14.6% of our common stock. Certain other significant shareholders, including Perkins Capital Management, Inc., Ronald E. Eibensteiner and Wayne W. Mills collectively possessed beneficial ownership of a total of approximately 6,510,835 shares of common stock, which represents approximately 35.7% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 43.7% of our common stock. This represents a significant and controlling portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the market price of our common stock or ultimate sale of our business could be adversely affected.

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

As of June 6, 2006, we had 13,838,024 shares of common stock outstanding. As of such date, a further 20,733,838 shares of our common stock have been reserved for issuance as follows:
•	2,300,000 shares under our existing stock option plans, of which options relating to 1,901,668 shares are currently outstanding;
•	1,511,942 shares relating to additional options granted outside of our stock option plans;
•	97,798 shares upon conversion of outstanding Series A Preferred Stock
•	4,481,250 shares upon conversion of outstanding Series B Variable Rate Convertible Preferred Stock, and
•	12,342,848 shares upon the exercise of outstanding warrants.

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

Forward-Looking Statements

This Form 10-QSB/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements made in this report which are not historical in nature, including but not limited to statements using the terms “may,” “expect to,” “believe,” “should,” “anticipate,” and other language employing a future aspect, are referred to as forward-looking statements, should be viewed as uncertain and should not be relied upon. Although our management believes that the results reflected in or suggested by these forward-looking statements are reasonable, all forward-looking statements involve risks and uncertainties and our actual future results may be materially different from the expectations expressed in such forward-looking statements. In particular, all statements included herein regarding activities, events or developments that the Company expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include those risk factors summarized above. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB/A for the year ended December 31, 2005 and other recent filings with the SEC.

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

SPECTRE GAMING, INC

Date: June 27, 2006	By:	/s/ Russell C. Mix

Title: Chief Executive Officer

Date: June 27, 2006	By:	/s/ Kevin M. Greer

Title: Chief Financial Officer
(Principal Accounting Officer)

.