Form 10QSB
period 2006-06-30
SPECTRE GAMING INC
filed 2006-08-14
CIK 891389

United States
Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark as to whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [  ]   NO [X]

APPLICABLE TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,913,024 shares of common stock outstanding as of August 11, 2006, par value $.01 per share.

Transitional Small Business Disclosure Format (check one): YES [  ]   NO [X]

Spectre Gaming, Inc.
Form 10-QSB
Quarter Ended June 30, 2006

Table of Contents

		Page No.
PART I	Financial Information	2

Item 1.	Financial Statements
	Balance Sheets at June 30, 2006 (unaudited) and
	December 31, 2005 (audited)	2

	Statements of Operations for the three and six months
	ended June 30, 2006 and 2005 (unaudited)	3

	Statements of Cash Flows for the six months
	ended June 30, 2006 and 2005 (unaudited)	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	18

Item 3.	Controls and Procedures	31

PART II	Other Information	32

Item 2.	Unregistered Sales of Equity Securities	32

Item 6.	Exhibits	32

SIGNATURES		33

PART I - Financial Information
Item 1. Financial Statements
Spectre Gaming, Inc.
Balance Sheets

	As of June 30, 2006	As of December 31, 2005
ASSETS	Unaudited	Audited
CURRENT ASSETS:
Cash and cash equivalents	$96,517	$1,656,831
Other receivables	6,532	9,722
Inventory	1,990,214	300,009
Deposits Current assets of discontinued operations	20,923 151,374	20,050 536,217
Prepaid expenses	139,793	57,566
Total current assets:	2,405,353	2,580,395

Property, equipment and leasehold improvements, net	151,998	66,231
Leased gaming equipment, net Long-term technology and distribution rights, net	332,635 -	109,629 4,397,849
Prepaid license fees	-	187,500
Debt issuance costs	372,314	-
Prepaid redemption product licenses	2,100,000	-
Other assets of discontinued operations	13,964	163,500
Other assets	11,436	11,436
Total Assets:	$5,387,700	$7,516,540
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$270,226	$1,500,000
Short-term debt, net	1,878,572	1,500,000
Accounts payable	379,965	69,635
Accrued Payable - Bally	2,424,022
Accrued expenses Liabilities of discontinued operations	313,159 -	467,870 303,228
Total current liabilities:	5,265,944	3,840,733
Long-term debt, less current portion	973,588	750,000
Total liabilities SHAREHOLDERS’ EQUITY (DEFICIT)	6,239,532	4,590,733
Capital stock, par value $.01 per share, 100,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares -- 466,666
Issued and outstanding shares: 43,334 shares at June 30 2006 and December 31, 2005 ($65,001 liquidation preference)	433	433
Series B Variable Rate Convertible Preferred Stock, par value $.01 shares: Authorized shares -- 30,000 Issued and outstanding shares: 7,170 and 7,420 shares at June 30, 2006 and December 31, 2005 and , respectively ($7,170,000 and $7,420,000 liquidation preference at June 30, 2006 and December 31, 2005, respectively)	72	74
Common stock, par value $.01 per share: Authorized shares - 99,503,334
Issued and outstanding shares, 13,913,024 and 13,520,439 at June 30, 2006 and December 31, 2005, respectively	139,130	135,204
Additional paid-in capital	39,751,472	37,208,067
Accumulated deficit	(40,700,029)	(34,253,490)
Deferred equity compensation	(42,910)	(164,481)
Total shareholders’ equity (deficit):	(851,832)	2,925,807

Total liabilities and shareholders’ equity (deficit):	$5,387,700	$7,516,540

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Operations
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$-	$-	$-	$-

Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES:
Research and development	574,144	103,134	1,114,923	103,134
Sales and marketing	82,680	102,150	132,807	102,150
General and administrative	678,195	656,383	1,282,813	889,778
Impairment of long-term technology and distribution rights and prepaid license fees	1,707,582	-	1,707,582	-
Total operating expenses	3,042,601	861,667	4,238,125	1,095,062

Operating loss	(3,042,601)	(861,667)	(4,238,125)	(1,095,062)

OTHER INCOME (EXPENSE):
Interest income	2,030	3,590	13,772	13,574
Interest expense	(488,546)	(385,742)	(593,796)	(784,946)
Debt extinguishment	(1,104,178)	-	(1,104,178)	-

Loss from continuing operations	(4,633,295)	(1,243,819)	$(5,922,327)	(1,866,434)

Loss from discontinued operations	(140,882)	(627,679)	(199,802)	(1,244,002)

Net loss	(4,774,177)	(1,871,498)	(6,122,129)	(3,110,436)

Preferred Stock Dividend	161,237	-	324,410	-

Net loss attributable to common shareholders	$(4,935,414)	$(1,871,498)	$(6,446,539)	$(3,110,436)

NET LOSS PER COMMON SHARE BASIC AND DILUTED:
Loss from continuing operations	$(0.34)	$(0.09)	$(0.43)	$(0.14)
Loss from discontinued operations	(0.01)	(0.05)	(0.01)	$(0.09)
Net loss	(0.34)	(0.14)	(0.45)	$(0.24)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(0.36)	(0.14)	(0.47)	$(0.24)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	13,698,097	13,288,433	13,745,458	13,115,829

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Cash Flows
(Unaudited)
	For the six months ended June 30,
	2006	2005
Operating activities
Net loss	$(6,122,129)	$(3,110,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,907	124,876
Impairment of gaming equipment in inventory	95,810	30,000
Impairment of long-term technology and distribution rights	1,707,582	-
Stock options and warrants issued for services	72,031	378,833
Stock based compensation expense	528,190	-
Loss on sale of property and equipment	12,360	-
Amortization of original issue discount	378,572	389,722
Amortization of debt issuance costs	-	248,358
Amortization of long-term technology and distribution rights	416,665	102,151
Debt extinguishment	1,104,178	-
Changes in operating assets and liabilities:
Accounts receivable	-	(31,098)
Other receivables Inventory	3,190 (1,180,061)	(76,561 (154,575	) )
Deposits	285	23,775
Prepaid expenses	(122,307)	(41,714)
Accounts payable and accrued expenses	(9,396)	153,596
Net cash used in operating activities:	(3,054,123)	(1,963,073)

Investing activities
Net proceeds from sale of property and equipment Purchases of property, equipment and leasehold improvements	24,000 (114,672)	- (68,467)
Technology and distribution rights	-	(1,000,000)
Net cash used in investing activities:	(90,672)	(1,068,467)

Financing activities
Debt financing costs	(372,314)	(105,000)
Exercise of stock options	3,975	-
Proceeds from short-term debt	600,000	1,500,000
Proceeds from long-term debt	1,464,104	-
Payments on notes payable	-	(192,709)
Preferred stock dividend	(111,284)	-
Net cash used by financing activities:	1,584,481	1,202,291
Decrease in cash and cash equivalents	(1,560,314)	(1,829,249)
Cash and cash equivalents at beginning of year	1,656,831	2,431,280
Cash and cash equivalents at end of period:	$96,517	$602,031

Supplemental cash flow information
Cash paid for interest	$218,957	$111,547
Non-cash Investing and Financing Activities:
Common stock issued for payment on convertible notes payable	-	245,231
Warrants issued for services relating to debt issuance	-	578,064
Conversion of Series B convertible preferred stock to common stock	1,562	-
Inventory transferred to leased gaming equipment, net of reserve	51,400	496,871
Accrued payable in exchange for long-term technology and distribution rights	-	1,000,000
Accrued payable - Bally in exchange for redemption product licenses and inventory	2,424,022	-
Unsecured promissory note in exchange for long-term technology and distribution rights	-	3,000,000
Preferred stock dividends accrued	184,174	-
Conversion of preferred dividends to common stock	140,236	-
Issuance of warrants in connection with short-term and long-term debt	1,924,468	-

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the three and six months ended June 30, 2006 and the year ended December 31, 2005, had an accumulated deficit at June 30, 2006. The Company is currently in the process of securing additional funding which it believes it will be successful in securing. If not, the Company will not have adequate liquidity to fund operation through August 2006. The financial statements do not include any adjustments that might result from the outcome of this condition.

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

Note 2. Summary of Significant Accounting Policies.

Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2005, contained in its Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

Based on discussions with potential buyers, industry operators, sales efforts and limited sales results, the Company determined that the assets of discontinued operations were impaired. The Company recognized impairment charges in 2005 of $1,361,594 on its gaming equipment in inventory and $907,058 on its previously leased gaming equipment and other fixed assets. During the three month period ended June 30, 2006 the Company recorded an additional impairment charge of $95,810 on its gaming equipment in inventory. The remaining assets of discontinued operations are classified as “Current assets of discontinued operations” and “Other assets of discontinued operations” on the balance sheet. Since the remaining value of those assets was estimated based on limited actual sales data and management’s best estimate, the Company cannot ensure that it will realize the remaining carrying value of those assets upon their disposition.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of its Class II and Class III business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The loss from discontinued operations for the three and six months ended June 30, 2006 and 2005, respectively, consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

REVENUE:
Sales	$-	$159,784	$4,710	$248,884

Cost of revenues	97,948	131,997	111,164	175,090
Gross profit	(97,948)	27,787	(106,454)	73,794

OPERATING EXPENSES:
Research and development Sales and marketing	- (914)	6,966 429,593	- 18,462	101,898 833,810
General and administrative	28,772	218,907	63,810	382,088
Total Operating Expenses:	27,858	655,466	82,272	1,317,796
Operating loss:	(125,806)	(627,679)	(188,726)	(1,244,002)

Loss on sale of equipment	(15,076)	-	(11,076)	-

Net loss from discontinued operations	$(140,882)	$(627,679)	$(199,802)	$(1,244,002)

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

For the three and six months ended June 30, 2006, the Company has not had any operations which would generate revenues for these purposes.

Cash and Cash Equivalents. The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts Receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. No allowance was considered necessary at June 30, 2006 and December 31, 2005, respectively.

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

Inventory. Inventory, which consists principally of amusement with prize products and related materials, is stated at the lower of cost (determined on the specific identification method) or market. At June 30, 2006, the Company had no finished goods inventory and $1,990,214 of parts and work in process. At December 31, 2005 the Company had $120,516 of finished goods inventory and $179,493 of spare parts and game cabinets.

Prepaid License Fees. Prepaid license fees were originally related to licenses associated with the themes of certain gaming machines which were to be licensed from Bally Gaming, Inc. Effective March 29, 2006, the Company entered into an agreement with Bally to apply these prepaid license fees to future royalty payments, relating to AWP, which was to become due in 2007 and 2008 under the Redemption Technology and Supply Agreement, as amended. Effective June 28, 2006, the Company entered into a Termination and Settlement Agreement with Bally which resulted in an impairment charge of $187,500 for the balance of the prepaid license fees (Note 6).

Prepaid Redemption Product Licenses. As of June 30, 2006 the Company had completed the purchase of the 875 redemption technology licenses from Bally and has recorded an asset for prepaid product licenses of $2,100,000. As the Company places its AWP machines, that include Bally hardware, the cost of a license will be added to the machine cost and depreciated over the life of the asset (Note 6).

Deposits. Deposits primarily relate to deposits with utility companies and landlords, and deposits placed on corporate credit cards.

Leased Gaming Equipment and Property, Equipment and Leasehold Improvements. Leased gaming equipment and property, equipment and leasehold improvements are stated at cost. Gaming machines placed with customers under participation arrangements are included in leased gaming equipment. Depreciation of an asset is recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Sales and retirements of depreciable property were recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations. Depreciation and amortization expense on leased gaming equipment and property, equipment and leasehold improvements was $31,292 and $5,105 for the three months ended June 30, 2006 and 2005, respectively and $56,400 and $8,606 for the six months ended June 30, 2006 and 2005, respectively .

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. In connection with the change to focus the business on the AWP market, the Company recorded an impairment of $907,058 for the year ended December 31, 2005. There was not an adjustment to the value of the long-lived assets during the six months ended June 30, 2006 and 2005.

The Company has determined that it will convert the remaining Class III gaming machines for use in its AWP business. The Company expects that it will incur additional amounts to convert those machines to AWP.

Technology and Distribution Rights. The Company’s technology and distribution rights related to a $5,000,000 fee for redemption technology licensed from Bally Gaming, Inc. The technology and distribution rights were being amortized over the five-year term of the agreement. (Note 6).

Management reviewed the technology and distribution rights for impairment in accordance with FAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was not an adjustment to the value of the technology and distribution rights at and December 31, 2005. Effective June 28, 2006 the Company entered into a Termination and Settlement Agreement with Bally. As a result, the Company has recorded an impairment charge of $1,520,082 for the unamortized balance of the technology and distribution rights asset, net of the note payable and other liabilities that will not be realized (Note 6).

Fair Value of Financial Instruments. The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short maturity of these instruments.

Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any internal software development costs, since such costs have not been significant and the products are released shortly after technological feasibility. Research and development expense for continuing operations was $574,144 and $103,134 for the three months ended June 30, 2006 and 2005, respectively and $1,114,923 and $103,134 for the six months ended June 30, 2006 and 2005, respectively .

Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options, warrants or convertible preferred stock totaling 20,845,505 and 6,010,249 shares as of June 30, 2006 and 2005 respectively, could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and six months ended June 30, 2006 and 2005.

Employees

Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The amount of expense recorded for the three and six months ended June 30, 2006 was $264,243 and $528,190 respectively. Based on options outstanding at June 30, 2006, the Company estimates the expense to be $1,066,000 for the year ending December 31, 2006 with an estimated total amount of $2,151,000 from 2007 through 2014.

Prior to January 1, 2006, in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations, the Company used the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to employees are recorded at fair value, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 "Accounting for Stock Based Compensation", using the Black-Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, “Accounting for Stock Based Compensation.”

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss:
As reported	$(1,871,498)	$(3,110,436)
Pro forma	(2,084,030)	(3,554,743)

Basic and diluted net loss per common share
As reported	$(0.14)	$(0.24)
Pro forma	(0.16)	(0.27)

Stock-based compensation
As reported	$-	$-
Pro forma	212,532	444,307

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk Free interest rate	5.12%	4.01%	5.05%	3.72%
Expected life	4.0 years	4.0 years	4.1 years	4.7 years
Expected volatility	178%	150%	177%	145%
Expected dividends	0%	0%	0%	0%

The volatility factor is based on the Company’s historical stock price fluctuations for a period of approximately 2.5 years. This period is shorter than the expected life of the options but was deemed more relevant given the significant change in the Company’s business model and strategy. The Company has not issued and does not intend to issue, dividends; therefore, the dividend yield assumption is 0. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the contractual period of the options granted. Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options for the three and six months ended June 30, 2006.

Non-employees

Through June 30, 2006, the Company has outstanding options and warrants to purchase 1,516,666 shares of the Company’s common stock to non-employees, mostly consultants for services, with exercise prices ranging from $0.75 per share to $3.00 per share and expiring at various times through June 2014. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value related to the options on the earlier of the date a performance commitment is met or the date the performance is complete and recognizes the estimated value of the awards over the service performance period. The Company recorded an expense of $45,732 and $378,835 for the three months ended June 30, 2006 and 2005, respectively, and an expense of $59,105 and $385,417 for the six months ended June 30, 2006 and 2005, respectively, in accordance with EITF 96-18. During the six months ended June 30, 2006, options for 185,208 shares of the Company’s common stock were cancelled.

Recent Accounting Pronouncements. The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect FIN No. 48 to have a material effect on its financial statements.

Note 3. Shareholder’s Equity (Deficit)

Common Stock

During the six month period ended June 30, 2006 the Company issued 127,487 shares of its common stock as payment of dividends in lieu of cash to owners of its Series B Variable Rate Convertible Preferred Stock.

During the three and six month period ended June 30, 2006, the Company issued 75,000 shares of its Common Stock to replace a stock option, in satisfaction of a contractual obligation, noted in the terms of a consulting agreement issued in 2005. The value of the stock option was expensed in the year ended December 31, 2005. Based on accounting guidance from FAS 123R related to modifications of stock options, no additional expense was recorded since the fair value after modifications was less then the value immediately prior to the modification.

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

During 2005, holders of 163,333 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 368,617 shares of the Company’s $.01 par value common stock. At June 30, 2006 and December 31, 2005, there were outstanding 43,334 shares of Series A Convertible Preferred Stock which were convertible into an aggregate of 97,799 shares of the Company’s common stock with a liquidation preference of $65,001.

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

The Company has determined that the value of the 4,637,500 warrants, using the Black Scholes pricing model, issued with the Series B Variable Rate Convertible Preferred Stock exceeds the value of the preferred stock. Therefore, pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company recognized a deemed dividend in the embedded conversion feature of the preferred stock of $ 3,412,860 for the year ended December 31, 2005.

As a condition of the Series B Variable Rate Convertible Preferred Stock offering, the Company was required to reserve $75,000 of the gross proceeds to make regularly scheduled interest payments on the Pandora Select Partners, L.P. and Whitebox Intermarket Partners, L.P. notes payable (see note 11). An additional condition of the Series B Variable Rate Convertible Preferred Stock offering is that the Company agreed to sell its Class II and Class III gaming machines to an unaffiliated person on or before March 31, 2006. The Company was unable to dispose of the machines on or before March 31, 2006, which did not have an effect on the financial statements. As of June 30, 2006, the Company was no longer trying to dispose of the machines but was instead converting the machines for use in the AWP market (Note 2).

If a purchaser of the Series B Variable Rate Convertible Preferred Stock still owns such stock on the 36-month anniversary of the closing date, the Company shall issue such purchaser additional warrants to purchase up to a number of shares of common stock equal to 100% of the stated value of the Series B Variable Rate Convertible Preferred Stock then held by such purchaser divided by the lesser of then applicable conversion price or the average of the closing prices for the five trading days immediately prior to the additional warrant issuance date, with an exercise price equal to the lesser of (i) the then applicable conversion price, (ii) the then applicable exercise price of any warrants held by such purchaser or (iii) 50% of the average of the closing prices for the five trading days immediately prior to the additional warrant issuance date, subject to adjustment therein (Note 2).

In February 2006, D. Bradly Olah, President and a director of the Company, converted 250 shares of Series B Preferred stock held by him into 156,250 shares of common stock.

Note 4. Short-term Debt

On September 10, 2004, the Company issued two $750,000 promissory notes bearing interest at the rate of 10% per annum. One note was issued to Pandora and the other note was issued to Whitebox. The notes were payable interest only through March 10, 2005, at which time the principal was due. In connection with this financing, Spectre paid a 3% origination fee, issued five-year warrants for the purchase of 50,000 shares of Spectre’s common stock at $3.00 per share to both Pandora and Whitebox, and granted Pandora and Whitebox security interests in the Company’s assets. The warrants contain provisions that provide for the exercise price to be adjusted downward if the Company issues additional common stock or common stock equivalents with a lower exercise price. The gross proceeds of $1,500,000 were allocated between the notes and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount and the fair value of the warrants will be amortized over the life of the promissory notes using the straight-line method, which approximates the interest method. The value of the warrants was fully expensed during the year ended December 31, 2005. In addition, Spectre agreed to file a registration statement by February 1, 2005 with the SEC, covering the issuance or resale of the shares of Spectre’s common stock which may be issued in connection with the warrants issued to Pandora and Whitebox. The Company filed the registration statement on November 30, 2004 and the registration statement was declared effective on January 24, 2005.

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

On May 12, 2006 the Whitebox and Pandora notes were assumed by Rockmore Investment Master Trust Ltd. and Parklane Associates LLC, respectively. In connection with the note transfer, on May 25, 2006, the Company issued a five-year warrant to purchase up to 500,000 shares of common stock at a per-share price of $1.84 to each of Rockmore and Parklane. The 1,000,000 warrants were issued in consideration for the agreement of such entities to subordinate the Company’s obligations under certain promissory notes they had acquired from Pandora and Whitebox, to the Company’s obligations under the Master Loan Agreement entered into with PDS Gaming Corporation (Note 5). The Company determined the issuance of warrants in exchange for the subordination should be treated as a modification of debt. In accordance with EITF 96-19, "Debtor's Accounting for a Modification of Exchange of Debt Instruments," the Company accounted for the fair value of the warrants, using the Black-Scholes pricing model, as debt extinguishment and recorded an expense of $1,104,178 for the three and six months ended June 30, 2006.

The balance of the notes payable is $1,500,000 at June 30, 2006.

The allocation of the gross proceeds of the short-term debt is summarized below as of June 30, 2006:

Short-term debt, total borrowed	$1,500,000
Value of 1,000,000 warrants allocated to additional paid in capital	(1,104,178)
Short-term debt, net of original issue discount	395,822
Amortization of original issue discount	409,394
Sub-total short-term debt, net	$805,216

On May 5, 2006, the Company borrowed an aggregate of $300,000 and issued three short-term $100,000 promissory notes and on May 9, 2006, borrowed an additional $300,000 and issued two short-term $150,000 promissory notes. The promissory notes are fully due and payable on July 31, 2006 and bear interest through such date at the per annum rate of prime plus one. As inducement to loan funds to the Company, the Company issued the lenders five-year warrants to purchase up to 1,200,000 shares of common stock at the purchase price of $1.84 per share, subject to adjustment. One of the lenders in the May 9, 2006 transaction was D. Bradly Olah, the Company’s President. Mr. Olah loaned the Company $150,000 and in exchange for promissory note for that principal amount. The terms granted to Mr. Olah in the promissory note and warrant issued to him for the loan were the same terms as those granted to other lenders.

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

The common stock warrants were valued using the Black-Scholes pricing model. The value of the warrants and beneficial conversion exceeded the promissory notes balances and the original issue discount was limited to the note balances. The resulting original issue discount and the fair value of the warrants will be amortized over the life of the promissory notes using the straight-line method, which approximates the interest method.

The due dates of each of the notes was extended until August 21, 2006.

The allocation of the gross proceeds of the short-term debt is summarized below as of June 30, 2006:

Short-term debt, total borrowed	$600,000
Value of 1,200,000 warrants and benefial conversion allocated to additional paid in capital	(600,000)
Short-term debt, net of original issue discount	-
Amortization of original issue discount	378,572
Sub-total short-term debt, net	$378,572

Total short-term debt, net	$1,183,788

Note 5. Equipment Financing

On May 25, 2006, Spectre Gaming, Inc. (the “Company”) entered into a Master Loan Agreement with PDS Gaming Corporation, a Minnesota corporation, providing for purchase-money amusement-with-prize machine financing in an amount aggregating up to $20 million. Under the Master Loan Agreement, Spectre Gaming has the right to request advances, from time to time, in amounts not to exceed $10 million or to be less than $650,000. Advance requests are subject to certain funding contingencies set forth in the agreement, and the discretion of PDS Gaming. On May 25, 2006, PDS Gaming advanced $1,464,104 to Spectre under the Master Loan Agreement. The Master Loan Agreement provides for interest on advanced funds in an amount equal to 13%. Upon each advance under the Master Loan Agreement, Spectre Gaming will deliver a promissory note in agreed form to PDS Gaming, providing for payments of interest first, and then principal, over a 36-month period. Promissory notes may not be prepaid for a period of 12 months after their issuance.

In connection with entering into the Master Loan Agreement, the Company issued PDS a five-year warrant to purchase 200,000 common shares at $1.84 per share. The Company valued the warrant at $220,290 using the Black-Scholes pricing model. The resulting fair value of the warrant was treated as original issue discount and will be amortized over the life of the promissory notes using the straight-line method, which approximates the interest method.

On June 28, 2006 the Company entered into a Master Loan Agreement which replaced the May 25, 2006 agreement. In addition the Company entered into two new promissory notes in the amounts of $3,182,854 and $1,910,000. The promissory note dated May 25, 2006 was cancelled with the proceeds being rolled into the $3,182,854 promissory note. Both notes bear interest of 13%, have 48-month terms and may not be prepaid for a period of 12 months after their issuance. Proceeds of the notes are to fund the purchase of 875 redemption product licenses form Bally Gaming (Note 6) and purchase AWP equipment. As of June 30, 2006, proceeds of $1,464,104 had been advanced on the notes.

The allocation of the gross proceeds of the equipment is summarized below as of June 30, 2006:

Long-term debt, total borrowed	$1,464,104
Value of 200,000 warrants allocated to additional paid in capital	(220,290)
Long-term debt, net of original issue discount	1,243,814
Amortization of original issue discount	-
Total long-term debt, net	$1,243,814

Note 6. Redemption Technology and Supply Agreement

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

The Agreement was subject to subsequent amendments which amended the terms and financial commitments due Bally by the Company.

Effective on June 28, 2006, the Company entered into a Termination and Settlement Agreement with Bally Gaming, Inc., pursuant to which the parties terminated their respective obligations under a Redemption Technology and Supply Agreement between the parties, dated as of May 25, 2005, as amended (the “Redemption Technology and Supply Agreement”), including but not limited to the elimination of the Company’s obligation to purchase 1,825 gaming cabinets and pay royalties to Bally Gaming. The Termination and Settlement Agreement is effective as of June 28, 2006. Under the Termination and Settlement Agreement, the parties also agreed to (i) the mutual release of all claims between the parties, (ii) Bally Gaming’s forgiveness of an aggregate of $2,250,000 of outstanding principal, together with accrued but unpaid interest, under a promissory note dated September 5, 2005, originally delivered by the Company in favor of Bally Gaming in connection with the Redemption Technology and Supply Agreement, and the return and cancellation of such promissory note, (iii) the Company’s return to Bally Gaming of all “Enabling Technology,” as defined in the Redemption Technology and Supply Agreement, with certain limited exceptions, and (iv) the parties’ entry into a Technology Agreement (described below) governing the Company’s future use of certain technology licensed from Bally Gaming.

As a result of entering into the Termination and Settlement Agreement with Bally, the Company recorded an impairment charge of $1,707,582 for the unamortized balance of the long-term technology and distribution asset of $3,981,184 and prepaid license fees of $187,500. Offsetting these charges was the balance of the note due Bally of $2,250,000 plus accrued interest and other accrued liabilities due to Bally.

Effective on June 28, 2006, and simultaneously with the above-described Termination and Settlement Agreement, the Company entered into a new Technology Agreement that will govern the Company’s use of intellectual property of Bally Gaming and certain related matters. In particular, the Technology Agreement provides that (i) Bally Gaming grants the Company a perpetual non-exclusive license to use certain proprietary technology of Bally Gaming in connection with up to a maximum of 875 “redemption product licenses”, (ii) “redemption product licenses” may be used with respect to any new or used gaming cabinet manufactured by Bally Gaming that will be used as amusement-with-prize or redemption gaming machines, (iii) the Company purchased from Bally Gaming 175 gaming cabinets as of June 28, 2006, at a price of $8,250 per cabinet, (iv) the Company purchased from Bally Gaming 500 redemption product licenses as of June 28, 2006, at a per-license cost of $3,000, and (v) the Company will order from Bally Gaming 375 additional redemption product licenses on or prior to July 10, 2006 for an aggregate of $600,000.

As of June 30, 2006 the Company had completed the purchase of the 175 game cabinets and recorded $1,443,750 of inventory and the 875 redemption technology licenses from Bally and has recorded an asset for prepaid product licenses of $2,100,000. As the Company places its AWP machines, that include Bally hardware, it will add the cost of a license to the machine cost and depreciate it over the life of the asset. The Company paid Bally $1,094,728 with proceeds from a note payable to PDS Gaming Corporation (Note 5). The remaining balance due to Bally is recorded as an accrued payable Bally in the accompanying Balance Sheet.

Note 7. Related Party Transactions

The Company incurred expenses from a corporation, owned by a former director of the Company and employing another former director and officer of the Company, for rent and consulting services of approximately $11,000 and $26,000 during the three months ended June 30, 2006 and 2005, respectively and $11,000 and $54,000 during the six months ended June 30, 2006 and 2005, respectively.

The Company incurred expenses from a corporation, partially owned by the CEO and director of the Company, for consulting services and expense reimbursements of approximately $0 and $25,000 during the three months ended June 30, 2006 and 2005, respectively and $0 and $39,000 during the six months ended June 30, 2006 and 2005, respectively. The Company’s CEO also serves as a director of the corporation.

On May 9, 2006, D. Bradly Olah, the Company’s President, loaned the Company $150,000 and was issued a convertible promissory note and a warrant to purchase 300,000 shares of common stock for $1.84. The terms granted to Mr. Olah in the promissory note and warrant issued to him for the loan were the same terms as those granted to other lenders. (Note 4)

Note 8. Significant Customers

Revenues to one customer accounted for 100% of total revenues of discontinued operations during the three and six months ended June 30, 2006 and revenues to two customers accounted for 80% and 71% of total revenues of discontinued operations during the three and six months ended June 30, 2005 respectively.

Note 9. Subsequent Events

On July 7, 2006, the Company issued a secured short-term promissory note to Rockmore Investment Master Fund, Ltd. in exchange for $630,000. Proceeds from the financing are to be used for general working capital purposes. The promissory note accrues interest at the rate of 11% per annum, and all principal and interest under the note shall be due on August 7, 2006 (or such earlier date as the Company may consummate the sale of securities aggregating at least $630,000). The promissory note (including accrued interest) is convertible, at the option of the noteholder, into any Company securities sold in a subsequent offering during such time as the note is outstanding. The promissory note is secured under the provisions of a Security Agreement by and between the Company and Rockmore Investment Master Fund dated July 7, 2006. Under the Security Agreement, the Company granted Rockmore a security interest in substantially all of the Company’s assets, subject to (i) existing indebtedness and liens and (ii) certain future indebtedness and associated liens incurred in purchase-money financing. The note was subsequently extended until August 21, 2006.

In connection with the financing, the Company issued to Rockmore Investment Master Fund a five-year warrant to purchase up to 1,260,000 shares of the Company’s common stock at the per-share purchase price of $1.84. The warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends, and include cashless-exercise provisions. The warrants also contain anti-dilution adjustments to the exercise price and number of common shares issuable upon exercise in the event of certain dilutive issuances of equity securities. The common stock warrants were valued using the Black-Scholes pricing model. The value of the warrants and beneficial conversion exceeded the promissory notes balances and the original issue discount was limited to the note balances. The resulting original issue discount and the fair value of the warrants will be amortized over the life of the promissory notes using the straight-line method, which approximates the interest method.

On July 25, 2006 the Company entered into a financing transaction for the purchase of inventory. Total indebtedness equaled $1,463,000 and provides for interest at 14.5% and payments computed on a 36-month amortization with a balloon payment due after 24-months on July 25, 2008.

On August 10, 2006 and August 11, 2006 PDS Gaming Corporation funded an additional $2,741,022 due on the promissory notes entered into with the Company on June 28, 2006 (Note 5).

Item 2. Management’s Discussion and Analysis or Plan of Operation

The accompanying management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2005, included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

Revenues and Cost of Revenues. The Company’s revenues and cost of revenues from continuing operations for the three and six months ended June 30, 2006 and 2005 were $0 due to the fact that the Company is new to the AWP business and had no revenue producing sales. The Company has begun to generate revenues and cost of revenues beginning in the three month period ending September 30, 2006.

Research and Product Development Expenses. Research and product development expenses for continuing operations for the three months ended June 30, 2006 was $574,144, compared to $103,134 for the three months ended June 30, 2005. Expenses for the six months ended June 30, 2006 and 2005 was $1,114,923 and $103,134 respectively. The increase in both the three and six month periods was due to the Company beginning development of its AWP products after the first quarter of 2005. In addition, the three and six month periods ended June 30, 2006 included $166,666 and $416,666, respectively, of amortization of the long-term technology and distribution rights acquired from Bally Gaming. Management expects that expenditures for research and product development may increase in future quarters as the Company begins placing its AWP machines in the market an continues to develop its products.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2006 was $82,680, compared to $102,150 for the three months ended June 30, 2005. Sales and marketing expenses for the six months ended June 30, 2006 was $132,807, compared to $102,150 for the six months ended June 30, 2005. The increases in expense primarily resulted from the Company commencing operations in the AWP market after the first quarter of 2005.

General and Administrative Expenses. General and administrative expenses from continuing operations for the three months ended June 30, 2006 was $678,195, compared to $656,383 for the three months ended June 30, 2005. General and administrative expenses from continuing operations for the six months ended June 30, 2006 was $1,282,813, compared to $889,778 for the six months ended June 30, 2005. The increase for the six month period was due primarily to the addition of corporate staff, increased professional fees and other corporate expenses as a result of starting in the AWP business after the first quarter of 2005. In addition the six months ended June 30, 2006 includes $528,190 of expense related to employee stock options in connection with the adoption of FASB 123(R) which requires stock options to be expensed as they vest. This was partially offset by a reduction in consultant option expense of $72,031.

Other Expense. Other expense for the three months ended June 30, 2006 was $1,570,694, compared to $382,152 for the three months ended June 30, 2005. The increase in other expense is primarily due to an increase of $656,299 of amortization of original issue discount and debt extinguishment, offset in part by a decrease of $162,024 in the amortization of the debt issuance costs related to the Company’s borrowings. Other expense for the six months ended June 30, 2006 was $1,684,202, compared to $771,372 for the six months ended June 30, 2005. The increase in other expense is primarily due to an increase of $1,093,028 of amortization of original issue discount and debt extinguishment, offset in part by a decrease of $248,358 in the amortization of the debt issuance costs.

Loss From Discontinued Operations. The loss from discontinued operations was $140,882 and $627,679 for the three months ended June 30, 2006 and 2005, respectively. The loss from discontinued operations was $199,802 and $1,244,002 for the six months ended June 30, 2006 and 2005, respectively. The decrease in loss between the comparable periods was due to the Company’s decision to discontinue its Class II and Class III business in December, 2005, which resulted in very little activity in the 2006.

Impairment of Long-Term Technology and DistributionRights. The Company recorded a charge for impairment of long-term technology and distribution rights of $1,707,582 for the three and six months ended June 30, 2006. The charge was necessary due to the Company entering into a Termination and Settlement Agreement with Bally Gaming, Inc. whereby the Company agreed to return all technology and relinquish all distributions rights acquired from Bally. The charge reflects the unamortized balance of the technology and distribution rights asset of $3,981,184 and prepaid license fees of $187,500, less the note payable balance due Bally of $2,250,000 and accrued interest and other liabilities due Bally which relieved pursuant to the agreement.

Net Loss. The Company incurred a net loss of $4,774,177 for the three months ended June 30, 2006, compared to a net loss of $1,871,498 for the three months ended June 30, 2005. The Company incurred a net loss of $6,122,129 for the six months ended June 30, 2006, compared to a net loss of $3,110,436 for the six months ended June 30, 2005. The increased net loss between the comparable periods is due primarily to the Company commencing AWP operations and the impairment of long-term technology and distribution rights, offset by the losses the Company incurred from its discontinued operations in the 2005 periods.

Liquidity and Capital Resources. The Company had negative working capital of $2,860,591 and $1,260,338 at June 30, 2006 and December 31, 2005, respectively. During the six months ended June 30, 2006, cash used in operations was $3,054,123 and the primary uses of cash were to fund the Company’s net loss associated with developing AWP products, aquire inventory and the payment of payables and accrued expenses. For the six months ended June 30, 2005, the cash used in operations was $1,963,073 and the primary use of cash was to fund the Company’s net loss, and acquire inventory for the Class II and Class III markets. These uses were partially offset by non-cash charges related to stock options and warrants issued for services and amortization of original issue discount for both periods and amortization of debt issuance costs for the 2005 period.

Cash used in investing activities was $90,672 and $1,068,467 for the six months ended June 30, 2006 and 2005, respectively, primarily to purchase property, equipment and leasehold improvements for both periods and the purchase of technology and distribution rights for the 2005 period.

Cash provided in financing activities was $1,584,481 and $1,202,291 for the six months ended June 30, 2006 and 2005, respectively. The 2006 amount included proceeds of $600,000 from short-term financing, proceed for long-term equipment financing of $1,464,104. The 2005 amount included proceeds of $1,500,000 form short-term financing, offset by $105,000 of debt financing costs and $192,709 of payments on notes payable.

On September 10, 2004, the Company issued two $750,000 promissory notes bearing interest at the rate of 10% per annum. One note was issued to Pandora and the other note was issued to Whitebox. The notes were payable interest only through March 10, 2005, at which time the principal was due. The notes were subsequently amended and balance of $750,000 due on September 29, 2006 and the other $750,000 due on September 30, 2007. On May 12, 2006 the Whitebox and Pandora notes were transferred to Rockmore Investment Master Trust Ltd. and Parklane Associates LLC, respectively.

On September 23, 2005, the Company signed a term sheet with PDS Gaming for a $20 million credit facility to finance its AWP gaming equipment. The term sheet is not a definitive agreement. As currently contemplated, terms of the facility will provide that the Company may make draws in increments of a minimum of $650,000 up to $10 million. Each loan under the facility will be amortized over 36 months with interest at 13% and will be subject to the Company meeting certain financial covenants and other conditions. A 1% fee will be required to be paid at closing of the facility and a 4% fee will be required on each draw. The Company is required to pay the expenses of the lender and paid an expense advance of $22,500 in September 2005. As of June 30, 2006, the Company had closed on the credit facility and had entered into promissory notes in the amounts of $3,182,854 and $1,910,000. As of August 11, 2006 $4,205,126 had been advanced under the notes.

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

Effective June 28, 2006, Spectre Gaming, Inc. (the “Company”) entered into a Termination and Settlement Agreement with Bally Gaming, Inc., pursuant to which the parties terminated their respective obligations under a Redemption Technology and Supply Agreement between the parties, dated as of May 24, 2005, as amended. As a result of entering into the Termination and Settlement Agreement with Bally, the Company recorded an impairment charge for the unamortized balance of the long-term technology and distribution asset of $3,981,184 and prepaid license fees of $187,500. Offsetting these charges was the balance of the note due Bally of $2,250,000 plus accrued interest and other accrued liabilities due Bally.

On June 30, 2006, and simultaneously with the above-described Termination and Settlement Agreement, the Company entered into a new Technology Agreement that will govern the Company’s use of intellectual property of Bally Gaming and certain related matters. The Technology Agreement is effective as of June 28, 2006. In particular, the Technology Agreement provides that (i) Bally Gaming grants the Company a perpetual non-exclusive license to use certain proprietary technology of Bally Gaming in connection with up to a maximum of 875 “redemption product licenses”, (ii) “redemption product licenses” may be used with respect to any new or used gaming cabinet manufactured by Bally Gaming that will be used as amusement-with-prize or redemption gaming machines, (iii) the Company purchases from Bally Gaming 175 gaming cabinets as of June 28, 2006, at a price of $8,250 per cabinet, (iv) the Company purchases from Bally Gaming 500 redemption product licenses as of June 28, 2006, at a per-license cost of $3,000, and (v) the Company will order from Bally Gaming 375 additional redemption product licenses on or prior to July 10, 2006 for an aggregate of $600,000.

As of June 30, 2006 the Company had completed the purchase of the 175 game cabinets and the 875 redemption technology licenses from Bally and has recorded an asset for prepaid product licenses of $2,100,000. As the Company places its AWP machines, that include Bally hardware, it will add the cost of a license to the machine cost and depreciate it over the life of the asset.

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

On July 7, 2006, the Company issued a secured short-term promissory note to Rockmore Investment Master Fund, Ltd. in exchange for a total of $630,000. Proceeds from the financing are to be used for general working capital purposes. The promissory note accrues interest at the rate of 11% per annum, and all principal and interest under the note shall be due on August 7, 2006 (or such earlier date as the Company may consummate the sale of securities aggregating at least $630,000). The promissory note (including accrued interest) is convertible, at the option of the noteholder, into any Company securities sold in a subsequent offering during such time as the note is outstanding. The promissory note is secured under the provisions of a Security Agreement by and between the Company and Rockmore Investment Master Fund dated July 7, 2006. Under the Security Agreement, the Company granted Rockmore a security interest in substantially all of the Company’s assets, subject to (i) existing indebtedness and liens and (ii) certain future indebtedness and associated liens incurred in purchase-money financing.

On July 25, 2006 the Company entered into a financing transaction for the purchase of inventory. Total indebtedness equaled $1,463,000 and provides for interest at 14.5% and payments computed on a 36-month amortization with a balloon payment due after 24-months on July 25, 2008.

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

The Company is currently seeking additional financing, which it believes it will be successful in obtaining without additional financing, the Company's current cash is not sufficient to continue operations through August 2006. Beyond that point, the Company may need to obtain additional cash to meet its needs, including repaying its debt obligations.

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

We may need additional financing in the future and any such financing will likely dilute our existing shareholders.

The Company is currently seeking additional financing, which it believes it will be successful in obtaining without additional financing, the Company's current cash is not sufficient to continue operations through August 2006. If we are unable to capitalize on existing opportunities or locate and act on other business opportunities, or if expenditures exceed our current expectations, we may be required to find additional sources of financing.

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

We have had net losses for the six months ended June 30, 2006, and the year ended December 31, 2005, and we had an accumulated deficit as of June 30, 2006. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern.

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

Our redemption gaming products have not been fully tested.

The development process has only recently been completed and we cannot be certain that the operating system will work as anticipated and required for use in a regulated marketplace. To date, we have had to make refinements, edits and other changes to the technology which has delayed our ability to get machines into the market. The completion of the development of our proposed AWP system remains subject to all the risks associated with the development and manufacture of new products, including unanticipated technical or other problems, failures to meet regulatory requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such system and its products. It is possible that our AWP system may never be fully functional or successfully distributed.

Even if successfully developed, our gaming products may not be accepted by the marketplace.

Our gaming systems and the gaming products, even if successfully tested, developed and manufactured, may not be accepted by the marketplace or successfully compete against other systems, games and products in the marketplace.

We have depended upon others for the manufacture of our gaming products, which will subject our business to the risk that we will be unable to fully control the supply of our products to the market.

Our ability to develop, manufacture and successfully commercialize our proposed products depends upon our ability to enter into and maintain contractual and collaborative arrangements with others, such as Bally. In addition to purchasing our hardware components of our game machines, we do intend to manufacture our proposed products, but have no such manufacturing experience. There can be no assurance that Bally or any other manufacturers will be able to supply our products or components in the required quantities, at appropriate quality levels or at acceptable costs. We may be adversely affected by any difficulties encountered by such third-party manufacturers and suppliers that result in product defects, production delays or the inability to fulfill orders on a timely basis. If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we would likely suffer interruptions of delivery while we arrange for alternative manufacturing sources. Any extended disruption in the delivery of products could result in our inability to satisfy customer demand for our products. Consequently, our inability to obtain alternative sources on a timely basis may have a material adverse effect on our business and results of operations.

Our reliance on third-party manufacturers and other third parties in other aspects of our business will reduce any profits we may earn from our products, and may negatively affect future product development.

As noted above, we currently intend to market and commercialize products manufactured by ourselves and others, and in connection therewith we will likely be required to enter into manufacturing, licensing and distribution arrangements with third parties. These arrangements will likely reduce our product profit margins. In addition, the identification of new product candidates for development may require us to enter into licensing or other collaborative agreements with others. These collaborative agreements may require us to pay license fees, make milestone payments, pay royalties and/or grant rights, including marketing rights, to one or more parties. Any such arrangement will likely reduce our profits. Moreover, these arrangements may contain covenants restricting our product development or business efforts in the future.

We may not be able to enter into manufacturing, supply or other collaborative agreements on terms acceptable to us, if at all, which failure would materially and adversely affect our business.

We may not be able to enter into manufacturing, supply or other collaborative arrangements with third parties on terms acceptable to us, if at all, when and as required. If we fail to establish such arrangements when and as necessary, we could be required to undertake these activities at our own expense, which would significantly increase our capital requirements and may delay the development, manufacture and installation of our gaming machines on casino floors. If we cannot find ways of addressing these capital requirements, we would likely be forced to sell or abandon our business.

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

As of August 14, 2006, our officers and directors collectively possessed beneficial ownership of approximately 2,292,447 shares of our common stock, which represents approximately 14.3% of our common stock. Certain other significant shareholders, including Perkins Capital Management, Inc., Ronald E. Eibensteiner and Wayne W. Mills collectively possessed beneficial ownership of a total of approximately 6,510,835 shares of common stock, which represents approximately 35.6% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 43.1% of our common stock. This represents a significant and controlling portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the market price of our common stock or ultimate sale of our business could be adversely affected.

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

As of August 14, 2006, we had 13,913,024 shares of common stock outstanding. As of such date, a further 22,792,535 shares of our common stock have been reserved for issuance as follows:

•	2,180,000 shares under our existing stock option plans, of which options relating to 1,911,666 shares are currently outstanding;
•	1,511,942 shares relating to additional options granted outside of our stock option plans;
•	97,799 shares upon conversion of outstanding Series A Preferred Stock
•	4,481,250 shares upon conversion of outstanding Series B Variable Rate Convertible Preferred Stock, and
•	14,521,544 shares upon the exercise of outstanding warrants.

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

In general, there has been very little trading activity in our common stock. Over the past three months, the average daily trading volume (as reported by Yahoo Finance) has been approximately 16,000 shares. The relatively small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

Item 3. Controls and Procedures

The Company carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness, as of June 30, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. During the course of their audit of our consolidated financial statements for fiscal 2004 and 2005, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II Other Information

Item 2. Unregistered Sales of Equity Securities

During the three and six month period ended June 30, 2006, the Company issued 127,487 shares of its common stock as payment of dividends in lieu of cash to owners of its Series B Variable Rate Convertible Preferred Stock and issued 75,000 shares of common stock to a consultant in satisfaction of a contractual obligation. In addition, during the six months ended June 30, 2006, the Company issued 156,250 shares of the Company’s common stock upon conversion of 250 shares of the Company’s Series B Variable Rate Convertible Preferred Stock. The Company also issued 7,348 shares of its common stock upon the cashless exercise of warrants to purchase 14,140 shares of the Company’s common stock and issued 26,500 shares of its common stock upon the exercise of stock options. All of these issuances were made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933.

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

SPECTRE GAMING, INC.

Date: August 14, 2006	By:	/s/ Russell C. Mix
	Title:	Chief Executive Officer

Date: August 14, 2006	By:	/s/ Kevin M. Greer
	Title:	Chief Financial Officer
(Principal Accounting Officer)