Form 10QSB/A
period 2006-06-30
SPECTRE GAMING INC
filed 2006-08-16
CIK 891389

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

APPLICABLE TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,913,024 shares of common stock outstanding as of August 15, 2006, par value $.01 per share.

Transitional Small Business Disclosure Format (check one): YES [  ]   NO [X]

Spectre Gaming, Inc.
Form 10-QSB/A
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

EXPLANATORY NOTE

This Amendment to the Company’s Form 10-QSB/A for the period ended June 30, 2006 which amends the Company’s Form 10-QSB originally filed on August 14, 2006 (the “Original Filing”), is being filed to correct several inaccuracies discovered in the notes to financial statements.

In particular, the Company has in this Amendment eliminated a superfluous table that had appeared in footnote 4 to the financial statements in the Original Filing, corrected an amount set forth in a table that remains in such footnote, and corrected an amount set forth under the caption “Other Expense” in Management’s Discussion and Analysis.

PART I - Financial Information
Item 1. Financial Statements
Spectre Gaming, Inc.
Balance Sheets

	As of June 30, 2006	As of December 31, 2005
ASSETS	Unaudited	Audited
CURRENT ASSETS:
Cash and cash equivalents	$96,517	$1,656,831
Other receivables	6,532	9,722
Inventory	1,990,214	300,009
Deposits Current assets of discontinued operations	20,923 151,374	20,050 536,217
Prepaid expenses	139,793	57,566
Total current assets:	2,405,353	2,580,395

Property, equipment and leasehold improvements, net	151,998	66,231
Leased gaming equipment, net Long-term technology and distribution rights, net	332,635 -	109,629 4,397,849
Prepaid license fees	-	187,500
Debt issuance costs	372,314	-
Prepaid redemption product licenses	2,100,000	-
Other assets of discontinued operations	13,964	163,500
Other assets	11,436	11,436
Total Assets:	$5,387,700	$7,516,540
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$270,226	$1,500,000
Short-term debt, net	1,878,572	1,500,000
Accounts payable	379,965	69,635
Accrued Payable - Bally	2,424,022
Accrued expenses Liabilities of discontinued operations	313,159 -	467,870 303,228
Total current liabilities:	5,265,944	3,840,733

Long-term debt, less current portion	973,588	750,000
Total liabilities	6,239,532	4,590,733

SHAREHOLDERS’ EQUITY (DEFICIT)
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

The due dates of each of the notes was extended until August 21, 2006.

The allocation of the gross proceeds of the short-term debt is summarized below as of June 30, 2006:

Short-term debt, total borrowed	$600,000
Value of 1,200,000 warrants and beneficial conversion allocated to additional paid in capital	(600,000)
Short-term debt, net of original issue discount	-
Amortization of original issue discount	378,572
Sub-total short-term debt, net	$378,572

Total short-term debt, net	$1,878,572

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

Other Expense. Other expense for the three months ended June 30, 2006 was $1,590,694, compared to $382,152 for the three months ended June 30, 2005. The increase in other expense is primarily due to an increase of $1,351,083 of amortization of original issue discount and debt extinguishment, offset in part by a decrease of $162,024 in the amortization of the debt issuance costs related to the Company’s borrowings. Other expense for the six months ended June 30, 2006 was $1,684,202, compared to $771,372 for the six months ended June 30, 2005. The increase in other expense is primarily due to an increase of $1,093,028 of amortization of original issue discount and debt extinguishment, offset in part by a decrease of $248,358 in the amortization of the debt issuance costs.

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

SPECTRE GAMING, INC.

Date: August 16, 2006	By:	/s/ Russell C. Mix
	Title:	Chief Executive Officer

Date: August 16, 2006	By:	/s/ Kevin M. Greer
	Title:	Chief Financial Officer
(Principal Accounting Officer)