Form 10QSB
period 2006-09-30
SPECTRE GAMING INC
filed 2006-11-14
CIK 891389

United States
Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,690,024 shares of common stock outstanding as of November 9, 2006, par value $.01 per share.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Spectre Gaming, Inc.
Form 10-QSB
Quarter Ended September 30, 2006

PART I - Financial Information
Item 1. Financial Statements
Spectre Gaming, Inc.
Balance Sheets

	As of September 30, 2006	As of December 31, 2005
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,452,830	$1,656,831
Accounts Receivable	43,679	-
Other receivables	1,875	9,722
Inventory	2,282,298	300,009
Deposits	10,939	20,050
Current assets of discontinued operations	138,203	536,217
Prepaid expenses	371,065	57,566
Total current assets:	4,300,889	2,580,395

Property, equipment and leasehold improvements, net	160,541	66,231
Leased equipment, net	4,221,520	109,629
Long-term technology and distribution rights, net	-	4,397,849
Prepaid license fees	-	187,500
Debt issuance costs	877,344	-
Prepaid redemption product licenses	1,132,600	-
Video redemption game licenses	213,333	-
Other assets of discontinued operations	-	163,500
Other assets	11,436	11,436
Total Assets:	$10,917,663	$7,516,540
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$1,477,953	$1,500,000
Short-term debt, net	1,500,000	1,500,000
Accounts payable	331,338	69,635
Accrued expenses	544,562	467,870
Liabilities of discontinued operations	-	303,228
Total current liabilities:	3,853,853	3,840,733
Long-term debt, less current portion	4,732,606	750,000
Debentures payable	3,673,178	-
Total liabilities SHAREHOLDERS’ EQUITY (DEFICIT)	12,259,637	4,590,733
Capital stock, par value $.01 per share, 100,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share: Authorized shares -- 466,666:Issued and outstanding shares: 43,334 shares at September 30, 2006 and December 31, 2005 ($65,001 liquidation preference)	433	433
Series B Variable Rate Convertible Preferred Stock, par value $.01 per share: Authorized shares -- 30,000: Issued and outstanding shares: 3,375 and 7,420 shares at September 30, 2006, and December 31, 2005, respectively ($3,375,000 and $7,420,000 liquidation preference at September 30, 2006 and December 31, 2005, respectively)	34	74
Common stock, par value $.01 per share: Authorized shares - 99,503,334: Issued shares, 14,793,024 and 13,520,439 at September 30, 2006 and December 31, 2005, respectively; outstanding shares 14,693,024 and 13,520,439 at September 30, 2006 and December 31, 2005, respectively	146,930	135,204
Additional paid-in capital	43,053,614	37,208,067
Accumulated deficit	(44,474,701)	(34,253,490)
Deferred equity compensation	(68,284)	(164,481)
Total shareholders’ equity (deficit):	(1,341,974)	2,925,807

Total liabilities and shareholders’ equity (deficit):	$10,917,663	$7,516,540

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$67,036	$-	$67,036	$-

Cost of revenue	411,008	-	411,008	-
Gross profit (loss)	(343,972)	-	(343,972)	-

OPERATING EXPENSES:
Research and development	250,965	368,200	1,365,888	573,483
Sales and marketing	49,475	-	182,282	-
General and administrative	1,346,688	382,616	2,629,501	1,272,394
Impairment of long-term technology and distribution rights and prepaid license fees	-	-	1,707,582	-
Total operating expenses	1,647,128	750,816	5,885,253	1,845,877

Operating loss	(1,991,100)	(750,816)	(6,229,225)	(1,845,877)

OTHER INCOME (EXPENSE):
Interest income	13,424	1,851	27,196	15,425
Interest expense	(1,272,811)	(936,353)	(1,866,607)	(1,721,299)
Debt extinguishment	(373,042)	-	(1,477,220)	-

Loss from continuing operations	(3,623,529)	(1,685,318)	(9,545,856)	(3,551,751)

Loss from discontinued operations	(12,933)	(1,127,420)	(212,735)	(2,371,423)

Net loss	(3,636,462)	(2,812,738)	(9,758,591)	(5,923,174)

Preferred Stock Dividend	138,210	-	462,620	-

Net loss attributable to common shareholders	$(3,774,672)	$(2,812,738)	$(10,221,211)	$(5,923,174)

NET LOSS PER COMMON SHARE BASIC AND DILUTED:
Loss from continuing operations	$(0.26)	$(0.13)	$(0.69)	$(0.27)
Loss from discontinued operations	(0.00)	(0.08)	(0.02)	(0.18)
Net loss	(0.26)	(0.21)	(0.70)	(0.45)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(0.27)	(0.21)	(0.74)	(0.45)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	14,134,926	13,404,701	13,861,597	13,213,178

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2006	2005
Operating activities
Net loss	$(9,758,591)	$(5,923,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199,529	189,694
Impairment of gaming equipment in inventory	95,810	530,527
Impairment of leased gaming equipment	-	281,459
Impairment of long-term technology and distribution rights	1,707,582	-
Stock options and warrants issued for services	73,540	457,819
Stock based compensation expense	1,190,415	-
Loss on sale of property and equipment	12,543	-
Amortization of original issue discount	1,347,302	521,388
Amortization of debt issuance costs	77,075	861,512
Amortization of long-term technology and distribution rights	416,665	352,151
Debt extinguishment	1,477,220	-
Changes in operating assets and liabilities:
Accounts receivable	(43,679)	(14,994)
Other receivables	10,343	(76,561)
Inventory	(3,389,388)	(116,628)
Prepaid redemption product licenses	(2,100,000)	-
Deposits	20,944	15,319
Prepaid expenses	(305,287)	(30,082)
Accounts payable and accrued expenses	87,989	(242,893)
Net cash used in operating activities:	(8,879,988)	(3,194,463)

Investing activities
Net proceeds from sale of property and equipment	25,365	-
Purchases of property, equipment and leasehold improvements	(162,928)	(87,532)
Purchase of video redemption game licenses	(80,000)	-
Technology and distribution rights	-	(1,000,000)
Net cash used in investing activities:	(217,563)	(1,087,532)

Financing activities
Debt financing costs	(448,714)	(105,000)
Exercise of stock options	3,975	-
Proceeds from sale of convertible debenture, net of issuance costs	3,954,915	-
Proceeds from short-term debt	1,230,000	2,380,000
Proceeds from long-term debt	5,117,947	-
Payments on notes payable	(663,916)	(246,697)
Preferred stock dividend	(260,657)	-
Issuance costs from sale of preferred stock	(40,000)	-
Net cash used by financing activities:	8,893,550	2,028,303
Decrease in cash and cash equivalents	(204,001)	(2,253,692)
Cash and cash equivalents at beginning of year	1,656,831	2,431,280
Cash and cash equivalents at end of period:	$1,452,830	$177,588

Supplemental cash flow information
Cash paid for interest	$392,046	$318,354
Non-cash Investing and Financing Activities:
Common stock issued for payment on convertible notes payable	-	342,136
Warrants issued for services relating to debt issuance	-	578,064
Conversion of Series B convertible preferred stock to common stock	1,030,000	-
Conversion of Series B convertible preferred stock to convertible debentures	3,015,150	-
Conversion of preferred dividends to convertible debentures	55,661	-
Inventory transferred to leased AWP equipment, net of reserve	3,166,778	523,775
Note payable in exchange for inventory	1,463,050	-
Redemption product licenses transferred to leased AWP equipment	967,400	-
Accrued payable in exchange for long-term technology and distribution rights	-	812,567
Unsecured promissory note in exchange for long-term technology and distribution rights	-	3,000,000
Preferred stock dividends accrued	166,491	-
Conversion of preferred dividends to common stock	140,236	-
Conversion of preferred dividends to convertible debentures	55,661	-
Issuance of warrants in connection with short-term and long-term debt	5,026,636	880,000
Accrued expenses in exchange video redemption game licenses	160,000	-
Conversion of short-term debt to convertible debentures	730,000	-
Conversion of accrued interest on short-term debt to convertible debentures	7,784	-

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Notes to Financial Statements
September 30, 2006 and 2005
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

In May 2005, the Company began the development of casino-style redemption or amusement-with-prize (AWP) games. The Company has begun the deployment of AWP games and plans to distribute the games to operators at various retail, commercial and entertainment venues in the United States which allow for such devices. In December 2005, the Company made the decision to focus its efforts exclusively in the AWP market.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the three and nine months ended September 30, 2006 and the year ended December 31, 2005, and had an accumulated deficit at September 30, 2006. Currently, the Company believes it has cash sufficient to fund operations through at least November 2006. The Company is engaged in efforts to secure financing for its operations, and believes that it will secure such financing. Nevertheless, the Company may not be able to secure financing, if at all, on terms favorable or acceptable to the Company. In the absence of additional financing, the Company would likely be forced to consider a variety of strategic alternatives, including but not limited to liquidating some or all of the Company’s assets or discontinuing operations. Moreover, even if financing is obtained, the Company expects that its ability to continue operations in the future will be materially dependent on its ability to generate or raise sufficient additional working capital. The financial statements do not include any adjustments that might result from the outcome of this condition.

Note 2. Summary of Significant Accounting Policies.

Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2005, contained in its Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

The financial information furnished herein reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Discontinued Operations. In December 2005, the Company made the decision to exit the markets for its Class II and Class III gaming equipment. Shortly thereafter, the Company began efforts to close its facilities in Tulsa, Oklahoma and El Cajon, California, terminate its employees and dispose of its remaining inventory and fixed assets relating to those markets. In accordance with appropriate accounting rules, the Company has reclassified its previously reported financial results to exclude the results of the discontinued operations and these results are presented on a historical basis as a separate line item in the Company’s statement of operations and balance sheets entitled “Discontinued Operations.” All of the financial information in the financial statements and notes to the financial statements has been revised to reflect the results of continuing operations.

Based on discussions with potential buyers, industry operators, sales efforts and limited sales results, the Company determined that the assets of discontinued operations were impaired. The Company recognized impairment charges in 2005 of $1,361,594 on its gaming equipment in inventory, and $907,058 on its previously leased gaming equipment and other fixed assets. During the nine-month period ended September 30, 2006, the Company recorded an additional impairment charge of $95,810 on its gaming equipment in inventory. The remaining assets of discontinued operations are classified as “Current assets of discontinued operations” and “Other assets of discontinued operations” on the balance sheet. Since the remaining value of those assets was estimated based on limited actual sales data and management’s best estimate, the Company cannot ensure that it will realize the remaining carrying value of those assets upon their disposition.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, the Company has not included the results of operations of its Class II and Class III business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The loss from discontinued operations for the three and nine months ended September 30, 2006 and 2005, respectively, consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
REVENUE:
Revenue	$-	$150,983	$4,710	$399,867

Cost of revenues	-	94,961	111,164	270,051
Gross profit	-	56,022	(106,454)	129,816

OPERATING EXPENSES:

Research and development	-	47,694	-	149,592
Sales and marketing	-	139,453	18,462	973,263
General and administrative	11,466	214,310	75,276	596,398
Impairment of gaming equipment in inventory	-	500,527	-	500,527
Impairment of leased gaming equipment	-	281,459	-	281,459
Total Operating Expenses:	11,466	1,183,443	93,738	2,501,239
Operating loss:	(11,466)	(1,127,420)	(200,192)	(2,371,423)

Loss on sale of equipment	(1,467)	-	(12,543)	-

Net loss from discontinued operations	$(12,933)	$(1,127,420)	$(212,735)	$(2,371,423)

Operating expenses included in discontinued operations are those costs which directly relate to Class II and Class III operations that will not be incurred in connection with continuing operations.

Revenue Recognition. The Company derives its revenues primarily in two ways: through fixed-rate leasing, and participation arrangements with its customers. Under both arrangements, the Company retains ownership of the equipment installed at a customer site and under the participation arrangements receives revenue based on a percentage of the hold per day generated by each gaming system, which is generally considered both realizable and earned at the end of each gaming day. The Company accounts for both types of agreements as operating leases.

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

Accounts Receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. No allowance was considered necessary at September 30, 2006 and December 31, 2005, respectively.

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

Inventory. Inventory, which consists principally of amusement with prize products and related materials, is stated at the lower of cost (determined on the specific identification method) or market. At September 30, 2006, the Company had $282,942 of finished goods inventory and $1,999,356 of parts. At December 31, 2005, the Company had $120,516 of finished goods inventory and $179,493 of spare parts and game cabinets.

Prepaid License Fees. Prepaid license fees were originally related to licenses associated with the themes of certain gaming machines which were to be licensed from Bally Gaming, Inc. Effective March 29, 2006, the Company entered into an agreement with Bally to apply these prepaid license fees to future royalty payments, relating to AWP, which were to become due in 2007 and 2008 under the Redemption Technology and Supply Agreement between the Company and Bally, dated May 24, 2005 (as amended). Effective June 28, 2006, the Company entered into a Termination and Settlement Agreement with Bally which resulted in an impairment charge of $187,500 for the balance of the prepaid license fees (Note 7).

Debt Issuance Costs. The Company capitalizes the costs associated with obtaining debt financing and it amortizes the costs over the term of the debt on a straight-line basis which approximates the efffective interest method. Amortization expense for the three and nine months ended September 30, 2006 was $77,075 and for the three and nine months ended September 30, 2005 was $613,154 and $861,512, respectively.

Prepaid Redemption Product Licenses. As of June 30, 2006, the Company had completed the purchase of 875 redemption technology licenses from Bally and recorded an asset for prepaid product licenses of $2,100,000. As the Company places its AWP machines that include Bally hardware, the cost of the license is added to the machine cost and depreciated over the life of the asset (Note 7). As of September 30, 2006, the Company has placed 445 AWP machines in service and has allocated $967,400 of license fees to those machines and transferred the value to leased equipment.

Video Redemption Game License. The Company has capitalized the cost of a video redemption game license, in the amount of $240,000, purchased from a third-party game-content provider and is amortizing that cost over the three-year term of the related agreement.

Deposits. Deposits primarily relate to deposits with utility companies and landlords, and deposits placed on corporate credit cards.

Leased Equipment and Property, Equipment and Leasehold Improvements. Leased equipment and property, and equipment and leasehold improvements are stated at cost. AWP machines placed with customers under participation arrangements are included in leased equipment. Depreciation of an asset is recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Sales and retirements of depreciable property were recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations. Depreciation and amortization expense on leased equipment and property, equipment and leasehold improvements was $143,129 and $64,818 for the three months ended September 30, 2006 and 2005, respectively, and $199,529 and $189,694 for the nine months ended September 30, 2006 and 2005, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. In connection with the change to focus the business on the AWP market, the Company recorded an impairment of $907,058 for the year ended December 31, 2005. There was not an adjustment to the value of the long-lived assets during the nine months ended September 30, 2006 and 2005.

In the second quarter of 2006, the Company determined that it would convert the remaining Class III gaming machines for use in its AWP business. The Company began the conversions and expects that it will incur additional amounts to convert those machines to AWP.

Technology and Distribution Rights. The Company’s technology and distribution rights related to a $5,000,000 fee for redemption technology licensed from Bally Gaming, Inc. The technology and distribution rights were being amortized over the five-year term of the agreement. (Note 7).

Management reviewed the technology and distribution rights for impairment in accordance with FAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was not an adjustment to the value of the technology and distribution rights at December 31, 2005. Effective June 28, 2006, however, the Company entered into a Termination and Settlement Agreement with Bally. As a result, the Company has recorded an impairment charge of $1,520,082 for the unamortized balance of the technology and distribution rights asset, net of the note payable and other liabilities that will not be realized (Note 7).

Fair Value of Financial Instruments. The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short maturity of these instruments.

Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any internal software development costs, since such costs have not been significant and the products are released shortly after technological feasibility. Research and development expense for continuing operations was $250,965 and $368,199 for the three months ended September 30, 2006 and 2005, respectively, and $1,365,888 and $573,483 for the nine months ended September 30, 2006 and 2005, respectively.

Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options, warrants, convertible debentures or convertible preferred stock totaling 48,322,454 and 6,149,972 shares as of September 30, 2006 and 2005, respectively, could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and nine months ended September 30, 2006 and 2005.

Employees

Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The amount of expense recorded for the three and nine months ended September 30, 2006 was $662,224 and $1,190,414, respectively. Based on options and restricted stock grants outstanding at September 30, 2006, the Company estimates the expense to be $1,467,000 for the year ending December 31, 2006 with an estimated total amount of $2,210,000 from 2007 through 2010.

On September 12, 2006, the Company cancelled options for 1,550,000 shares held by certain officers and directors and reissued options for 1,900,000 shares at $0.88 per share to those same individuals. This cancellation and reissuance of stock options will result in additional expense of approximately $66,000 over the remaining vesting term of the stock options. In addition, in connection with a separation agreement entered into with the Company's former CEO, the Company cancelled an option for 600,000 shares and issued a new fully vested option for 450,000 shares at $0.88. The Company accounted for these transactions as a modification of awards of equity instruments pursuant to SFAS No. 123(R) and has recognized additional compensation cost of $347,344 for the three and nine months ended September 30, 2006, for the change in fair values of the modified awards.

Prior to January 1, 2006, in accordance with APB Opinion No. 25 and related interpretations, the Company used the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to employees are recorded at fair value, as required by SFAS No. 123 “Accounting for Stock Based Compensation,” using the Black-Scholes pricing model. The Company had adopted the disclosure only provision of SFAS No. 148, “Accounting for Stock Based Compensation.”

In prior years, we applied the intrinsic-value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives were recognized in the prior year financial statements, as all options granted under the stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the periods prior to fiscal year 2006, our net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
As reported	$(2,812,738)	$(5,923,174)
Pro forma	(3,086,601)	(6,641,343)

Basic and diluted net loss per common share
As reported	$(0.21)	$(0.45)
Pro forma	(0.23)	(0.50)

Stock-based compensation
As reported	$-	$-
Pro forma	273,863	718,169

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk Free interest rate	4.71%	4.17%	4.77%	3.96%
Expected life	4.0 years	4.0 years	4.0 years	4.3 years
Expected volatility	184%	162%	183%	148%
Expected dividends	0%	0%	0%	0%

The volatility factor is based on the Company’s historical stock price fluctuations for a period of approximately 2.75 years. This period is shorter than the expected life of the options but was deemed more relevant given the significant change in the Company’s business model and strategy. The Company has not issued and does not intend to issue, dividends; therefore, the dividend yield assumption is 0. The Company applied the risk-free interest rate based on the U. S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the contractual period of the options granted. Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options for the three and nine months ended September 30, 2006.

Non-employees

Through September 30, 2006, the Company has outstanding options and warrants to purchase 1,726,666 shares of the Company’s common stock to non-employees, mostly consultants, with exercise prices ranging from $0.75 per share to $2.50 per share and expiring at various times through June 2014. Pursuant to Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value related to the options on the earlier of the date a performance commitment is met or the date the performance is complete and recognizes the estimated value of the awards over the service performance period. The Company recorded an expense of $1,508 and $78,986 for the three months ended September 30, 2006 and 2005, respectively, and an expense of $68,982 and $457,819 for the nine months ended September 30, 2006 and 2005, respectively, in accordance with EITF 96-18. During the nine months ended September 30, 2006, options for 175,000 shares of the Company’s common stock were cancelled.

Recent Accounting Pronouncements. The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect FIN No. 48 to have a material effect on its financial statements.

In September 2006, the FASB has issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the effect of adopting SFAS No. 157 on its financial statements.

Note 3. Shareholder’s Equity (Deficit)

Common Stock

During the nine-month period ended September 30, 2006, the Company issued 127,487 shares of its common stock as payment of dividends in lieu of cash to owners of its Series B Variable Rate Convertible Preferred Stock.

During the nine-month period ended September 30, 2006, the Company issued 75,000 shares of its common stock to replace a stock option, in satisfaction of a contractual obligation, noted in the terms of a consulting agreement issued in 2005. The value of the stock option was expensed in the year ended December 31, 2005. Based on accounting guidance from FAS 123(R) related to modifications of stock options, no additional expense was recorded since the fair value after modifications was less then the value immediately prior to the modification.

Preferred Stock

The Company has outstanding Series A Convertible Preferred Stock that has voting rights identical to common stock. In the event of liquidation, the holders of Series A Preferred Stock are entitled to receive a liquidation preference as provided in the Series A Convertible Preferred Stock Certificate of Designation on file with the Minnesota Secretary of State. Although no dividends are required with respect to the Series A Preferred Stock, the Certificate of Designation provides that no dividend shall be paid on any shares of common stock unless comparable dividends are paid on the Series A Preferred Stock.

The holders of Series A Convertible Preferred Stock may convert all or a portion of such shares into shares of the Company’s common stock in the manner set forth in the Series A Convertible Preferred Stock Certificate of Designation. After adjustment pursuant to the terms of the Certificate of Designation, each share of Series A Convertible Preferred Stock currently converts into 2.257 shares of the Company’s common stock.

During 2005, holders of 163,333 shares of Series A Convertible Preferred Stock converted their preferred shares into 368,617 shares of common stock. At September 30, 2006 and December 31, 2005, there were outstanding 43,334 shares of Series A Convertible Preferred Stock (with a related liquidation preference of $65,001) which were convertible into an aggregate of 97,799 shares of the Company’s common stock.

On October 27, 2005, the Company sold an aggregate of 7,420 shares of Series B Variable Rate Convertible Preferred Stock, together with five-year warrants to purchase an aggregate of 4,637,500 shares of common stock at $1.84 per share, solely to accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933. In the event of liquidation, the holders of Series B Variable Rate Convertible Preferred Stock are entitled to receive a liquidation preference as provided in the Series B Variable Rate Convertible Preferred Stock Certificate of Designation on file with the Minnesota Secretary of State.

The Company is obligated to pay dividends on the Series B Variable Rate Convertible Preferred Stock on a quarterly basis, based on a per annum rate equal to the 6-month LIBOR on the day before the quarterly interest period, plus four percent. Under certain circumstances specified in the Certificate of Designation, the Company may pay the dividends with its common stock.

The holders of Series B Variable Rate Convertible Preferred Stock may convert all or a portion of such shares into shares of the Company’s common stock in the manner set forth in the Certificate of Designation. After adjustment pursuant to the terms of the Certificate of Designation, outstanding shares of Series B Variable Rate Convertible Preferred Stock are currently convertible into common stock at a conversion price of $1.00 per share.

Of the 7,420 shares of Series B Variable Rate Convertible Preferred Stock sold, subscriptions for an aggregate of 1,230 shares were accepted, in lieu of cash, upon conversion of $1,230,000 in aggregate principal amount of nine unsecured short-term promissory notes issued by the Company. Sales of the Series B Variable Rate Convertible Preferred Stock and warrants raised an aggregate of $7,420,000 in gross proceeds (which figure includes the conversion of $1,230,000 of principal amount of loans made to the Company) less approximately $615,000 in sales commissions payable in cash. In addition to cash compensation, selling agents received five-year warrants to purchase an aggregate of 695,624 shares of the Company’s common stock at an exercise price of $1.84 per share.

The Company has determined that, using the Black-Scholes pricing model, the value of the 4,637,500 warrants issued with the Series B Variable Rate Convertible Preferred Stock exceeds the value of the preferred stock. Therefore, pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company recognized a deemed dividend in the embedded conversion feature of the preferred stock of $3,412,860 for the year ended December 31, 2005.

In connection with the Series B Variable Rate Convertible Preferred Stock offering, the Company agreed to reserve $75,000 of the gross proceeds to make regularly scheduled interest payments on the Pandora Select Partners, L.P. and Whitebox Intermarket Partners, L.P. notes payable (see note 11). In addition, the Company agreed to sell its Class II and Class III gaming machines to an unaffiliated person on or before March 31, 2006. The Company was unable to dispose of the machines on or before March 31, 2006, which did not have an effect on the financial statements. As of the second quarter of 2006, the Company was no longer trying to dispose of the machines but was instead converting the machines for use in the AWP market (Note 2).

If a purchaser of the Series B Variable Rate Convertible Preferred Stock still owns such stock on the 36-month anniversary of the closing date (i.e., October 27, 2008), the Company is obligated to issue such purchaser additional warrants to purchase up to a number of shares of common stock equal to 100% of the stated value of the Series B Variable Rate Convertible Preferred Stock then held by such purchaser divided by the lesser of then applicable conversion price or the average of the closing prices for the five trading days immediately prior to the additional warrant issuance date. The exercise price of any such warrants will be equal to the least of (i) the then applicable conversion price, (ii) the then applicable exercise price of any warrants held by such purchaser or (iii) 50% of the average of the closing prices for the five trading days immediately prior to the additional warrant issuance date, subject to adjustment therein (Note 2).

On August 18, 2006, owners of 3,015.15 shares of Series B Variable Rate Convertible Preferred Stock exchanged their preferred shares (together with related accrued dividends of $55,661) for an aggregate of $3,070,811 of the Company’s newly issued Variable Rate Convertible Debentures (Note 4).

During the three and nine-month period ended September 30, 2006, owners of an additional 780 and 1,030 shares, respectively, of Series B Variable Rate Convertible Preferred Stock converted those shares into an aggregate of 780,000 and 936,250 shares of common stock, respectively.

Note 4. Convertible Debt Financing

On August 18, 2006, the Company offered and sold an aggregate of $8,242,549 in Variable Rate Convertible Debentures (“Debentures”), together with warrants to purchase an aggregate of 10,343,474 shares of the Company’s common stock, solely to accredited investors in a private placement exempt from registration under the Securities Act of 1933. Interest only payments on the debentures are due on a quarterly basis beginning January 1, 2007 and is based on a per annum rate equal to the 6-month LIBOR on the day before the quarterly interest period, plus four percent. The principal balance of the debentures is due February 18, 2009.

In connection with the financing, the Company entered into a Securities Purchase Agreement with purchasers of the securities pursuant to which Debentures were offered and sold in exchange for cash subscriptions, the surrender and cancellation of certain bridge promissory notes, and the surrender and cancellation of certain shares of Series B Variable Rate Convertible Preferred Stock. The Debentures are convertible, immediately, into common stock at a conversion price of $1.00 per share, subject to adjustment. In the transaction, the Company received gross cash subscriptions aggregating $4,433,953, surrendered bridge promissory notes (plus accrued interest thereon) aggregating $737,784 (Note 5), and surrendered Series B Variable Rate Convertible Preferred Stock aggregating $3,070,811 in stated value (plus accrued dividends thereon) (Note 3).

As indicated above, the Company delivered five-year warrants to purchase an aggregate of 10,343,474 shares of the Company’s common stock at $1.10 per share to purchasers of the Debentures. The warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends, and include certain cashless-exercise provisions. The warrants also contain anti-dilution adjustments to the exercise price and number of common shares issuable upon exercise in the event of certain dilutive issuances of equity securities.

In connection with the financing, the Company entered into a Registration Rights Agreement with the purchasers of the securities, pursuant to which the Company agreed to file with the SEC a registration statement, covering the resale of shares of common stock underlying the Debentures and warrants, within 45 days of the closing and use its best efforts to obtain effectiveness of the registration statement thereafter. The Company filed the registration statement on October 2, 2006, but it has not yet been declared effective.

The gross proceeds were allocated based upon the relative fair value of the Debentures, warrants and the debenture conversion feature. The warrants were valued using the Black-Scholes pricing model. The allocation of the gross proceeds of the Debentures is summarized below as of September 30, 2006:

Debentures payable	$8,242,548
Value of warrants allocated to additional paid in capital	(2,508,366)
Value of beneficial conversion option allocated to paid in capital	(2,301,497)
Short-term debt, net of original issue discount	3,432,685
Amortization of original issue discount	240,493
Sub-total short-term debt, net	$3,673,178

The sale of the Debentures with a conversion price of $1.00 triggered certain antidilution and repricing provisions with respect to 4,154.85 then outstanding shares of Series B Variable Rate Convertible Preferred Stock (Note 3) convertible into 2,596,781 common shares at $1.60 per share, and then outstanding warrants to purchase 10,053,125 common shares at various prices. After the transaction, the then outstanding shares of Series B Variable Rate Convertible Preferred Stock were convertible into 4,154,850 common shares at $1.00 per share, and the warrants became exercisable for 18,345,750 common shares at $1.00 per share.

Note 5. Short-term Debt

On September 10, 2004, the Company issued two $750,000 promissory notes bearing interest at the rate of 10% per annum. One note was issued to Pandora Select Partners, L.P. and the other note was issued to Whitebox Intermarket Partners, L.P. The notes were payable in interest only through March 10, 2005, at which time principal was due. In connection with this financing, the Company paid a three percent origination fee, issued five-year warrants for the purchase of 50,000 shares of common stock at $3.00 per share to both Pandora and Whitebox, and granted Pandora and Whitebox a security interest in substantially all of the Company’s assets. The warrants contain provisions that provide for the exercise price to be adjusted downward if the Company issues additional common stock or common stock equivalents with a lower exercise price. The gross proceeds of $1,500,000 were allocated between the notes and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount and the fair value of the warrants was amortized over the life of the promissory notes using the straight-line method, which approximates the interest method. The value of the warrants was fully expensed during the year ended December 31, 2005. In connection with the financing, the Company agreed to file with the SEC a registration statement by February 1, 2005, covering the issuance or resale of the shares of common stock underlying the warrants issued to Pandora and Whitebox. The Company filed the registration statement on November 30, 2004, and the registration statement was declared effective on January 24, 2005.

On March 10, 2005, the Company signed amendments to the two $750,000 secured promissory notes issued to Pandora and Whitebox, extending the due date of the notes to June 10, 2005. The Company subsequently elected to further extend the due dates to September 10, 2005, pursuant to an option contained in the May 10, 2005 amendments. As part of these amendments, the Company agreed to maintain assets whose value equals or exceeds the principal and interest amounts then owned under the notes. For purposes of valuing the assets for compliance under this provision, the Company’s cash is valued at 100%, the Company’s accounts receivable is valued at 80% and the Company’s inventory and fixed assets are valued at 50% of their respective book values. As consideration for the amendments, the Company paid Pandora and Whitebox each $18,750 and amortized the expense over the first extension period. In June 2005, the Company elected to extend the notes to September 10, 2005, and paid Pandora and Whitebox each $18,750 and amortized the expense over the second extension period. On September 28, 2005, the Company entered into Forbearance and Extension Agreements with both Pandora and Whitebox extending the maturity dates of the two notes until September 30, 2006. Pursuant to these agreements, beginning October 10, 2005 and on the tenth day of each month thereafter, the Company is required to pay the accrued interest on the notes.

On May 12, 2006 the Whitebox and Pandora notes were assumed by Rockmore Investment Master Trust Ltd. and Parklane Associates LLC, respectively.  In connection with the note transfer, on May 25, 2006, the Company issued a five-year warrant to purchase up to 500,000 shares of common stock at a per-share price of $1.84 to each of Rockmore and Parklane. The 1,000,000 warrants were issued in consideration for the agreement of such entities to subordinate the Company’s obligations under the acquired notes to the Company’s obligations under the Master Loan Agreement entered into with PDS Gaming Corporation (Note 6).  The Company determined the issuance of warrants in exchange for the subordination should be treated as a modification of debt. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Exchange of Debt Instruments,” the Company accounted for the fair value of the warrants, using the Black-Scholes pricing model, as debt extinguishment and recorded an expense of $1,104,178 for the nine months ended September 30, 2006.

Effective July 28, 2006, the note acquired by Rockmore was further modified by extending the due date of that note until September 30, 2007. In connection with the note extension, the Company issued Rockmore a five-year warrant to purchase up to 410,000 shares of common stock at a per-share price of $1.84.  The Company determined the issuance of warrants in exchange for the subordination should be treated as a modification of debt. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Exchange of Debt Instruments,” the Company accounted for the warrants at fair value using the Black-Scholes pricing model, as debt extinguishment and recorded an expense of $373,042 for the three months ended September 30, 2006.

As of September 30, 2006 the Company had not made the payment due Parklane under the note it acquired from Pandora. Nevertheless, on November 3, 2006, the Company paid $375,000 of the amount due on the Parklane note and entered into a Forbearance and Extension Agreement with Parklane and Pandora, providing for (i) the remaining principal to be due on December 31, 2006, and (ii) an increased interest of 15% per annum for the remaining term.

On May 5, 2006, the Company borrowed an aggregate of $300,000 and issued three short-term $100,000 promissory notes and on May 9, 2006, borrowed an additional $300,000 and issued two short-term $150,000 promissory notes. The promissory notes were originally fully due and payable on July 31, 2006 and bore interest through such date at the per annum rate of prime plus one. As inducement to loan funds to the Company, the Company issued the lenders five-year warrants to purchase up to 1,200,000 shares of common stock at the purchase price of $1.84 per share, subject to adjustment. One of the lenders in the May 9, 2006 transaction was D. Bradly Olah, the Company’s President. Mr. Olah loaned the Company $150,000 in exchange for a promissory note for that principal amount. The terms granted to Mr. Olah in the promissory note and warrant issued to him were the same terms as those granted to other lenders.

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

Both the promissory notes and warrants granted the lenders piggyback registration rights in the event the Company or any of its security holders offers any Company securities.

The common stock warrants were valued using the Black-Scholes pricing model. The calculated value of the warrants and beneficial conversion feature were $190,760 and $272,281, respectively. The resulting original issue discount and the fair value of the warrants were amortized over the life of the promissory notes using the straight-line method, which approximates the interest method.

The due date of each of the notes was extended until August 21, 2006. On August 18, 2006, one of the notes, in the principal amount of $100,000, was exchanged for $100,000 of the Company’s newly issued Variable Rate Convertible Debentures (Note 4). On the same date, the remaining notes, plus accrued interest, were paid in full. As a result of the Debenture financing, the exercise price of the warrants issued to the short-term lenders adjusted to $1.00 per share.

On July 7, 2006, the Company issued a secured short-term promissory note to Rockmore Investment Master Fund, Ltd. in exchange for $630,000. Proceeds from the financing were to be used for general working capital purposes. The promissory note accrued interest at the rate of 11% per annum, and all principal and interest under the note was to be due on August 7, 2006 (or such earlier date as the Company may consummate the sale of securities aggregating at least $630,000). The promissory note (including accrued interest) was convertible, at the option of the noteholder, into any Company securities sold in a subsequent offering during such time as the note is outstanding. The promissory note was secured under the provisions of a Security Agreement pursuant to which the Company granted Rockmore a security interest in substantially all of the Company’s assets, subject to (i) existing indebtedness and liens and (ii) certain future indebtedness and associated liens incurred in purchase-money financing. The note was subsequently extended until August 21, 2006.

In connection with the financing, the Company issued to Rockmore a five-year warrant to purchase up to 1,260,000 shares of the Company’s common stock at the per-share purchase price of $1.84. The warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends, and include cashless-exercise provisions. The warrants also contain anti-dilution adjustments to the exercise price and number of common shares issuable upon exercise in the event of certain dilutive issuances of equity securities. The common stock warrants were valued using the Black-Scholes pricing model. The calculated value of the warrants exceeded the promissory notes balances and the original issue discount was limited to the note balances. The resulting calculated fair value of the warrants were amortized over the life of the promissory note using the straight-line method, which approximates the interest method.

On August 18, 2006, the Rockmore note, in the principal amount of $630,000 plus accrued interest of $7,784, was exchanged for $637,784 of the Company’s newly issued Variable Rate Convertible Debentures (Note 4). As a result of the Debenture financing, the exercise price of the warrants issued to Rockmore in connection with the short-term note adjusted to $1.00 per share.

Total short-term debt outstanding at September 30, 2006 was $1,500,000.

Note 6. Equipment Financing

On May 25, 2006, the Company entered into a Master Loan Agreement with PDS Gaming Corporation, a Minnesota corporation, providing for purchase-money amusement-with-prize machine financing in an amount aggregating up to $20 million. Under the Master Loan Agreement, the Company has the right to request advances, from time to time, in amounts not to exceed $10 million or to be less than $650,000. Advance requests are subject to certain funding contingencies set forth in the agreement, and the discretion of PDS Gaming. On May 25, 2006, PDS Gaming advanced $1,464,104 to Spectre under the Master Loan Agreement. The Master Loan Agreement provides for interest on advanced funds in an amount equal to 13% per annum. Upon each advance under the Master Loan Agreement, the Company will deliver a promissory note in agreed form to PDS Gaming, providing for payments of interest first, and then principal, over a 36-month period. Promissory notes may not be prepaid for a period of 12 months after their issuance.

In connection with entering into the Master Loan Agreement, the Company issued PDS Gaming a five-year warrant to purchase 200,000 common shares at $1.84 per share. The Company valued the warrant at $220,290 using the Black-Scholes pricing model. The resulting fair value of the warrant was treated as original issue discount and will be amortized over the life of the promissory notes using the straight-line method, which approximates the interest method.

On June 28, 2006 the Company entered into a Master Loan Agreement which replaced the May 25, 2006 agreement. In addition, the Company entered into two new promissory notes in the amounts of $3,182,854 and $1,910,000. The promissory note dated May 25, 2006 was cancelled, with the proceeds being rolled into the $3,182,854 promissory note. Both notes bear interest at a rate of 13% per annum, have 48-month terms and may not be prepaid for a period of 12 months after their issuance. Proceeds of the notes are to fund the purchase of 875 redemption product licenses form Bally Gaming, Inc. (Note 7) and purchase AWP equipment.

On July 25, 2006, the Company entered into a financing transaction for the purchase of inventory. Total indebtedness equaled $1,463,000 and provides for interest at 14.5% per annum, and payments computed on a 36-month amortization but with a balloon payment due after 24 months (i.e., on July 25, 2008).

The allocation of the gross proceeds of the long-term debt, less repayments made, is summarized below as of September 30, 2006:

Long-term debt, net of repayments	$6,392,377
Value of 200,000 warrants allocated to additional paid in capital	(220,290)
Long-term debt, net of original issue discount	6,172,087
Amortization of original issue discount	13,768
Long-term debt	6,185,855
Current portion of long-term debt	(1,477,953)
Long-term debt, net	4,707,902
Other long-term debt	24,704
Total long-term debt, net	$4,732,606

Note 7. Redemption Technology and Supply Agreement

On May 24, 2005, the Company entered into a Redemption Technology and Supply Agreement with Bally Gaming, Inc., a Nevada corporation.

Under the Redemption Technology and Supply Agreement, Bally granted to the Company: (i) an exclusive license to market and distribute redemption games using equipment containing certain proprietary technology of Bally; (ii) an exclusive license to utilize the technology to develop redemption games and gaming systems; and (iii) a non-exclusive license to use the technology for purposes ancillary to the foregoing. In addition to obtaining the foregoing licenses, the agreement provided the Company with the right to exclusively license Bally-owned game themes for use with the Company’s redemption games and systems.

The Redemption Technology and Supply Agreement was subsequently amended on multiple occasions, which amendments altered the terms and financial commitments due Bally by the Company.

Effective on June 28, 2006, the Company entered into a Termination and Settlement Agreement with Bally, pursuant to which the parties terminated their respective obligations under the Redemption Technology and Supply Agreement, including but not limited to the elimination of the Company’s obligation to purchase 1,825 gaming cabinets and pay royalties to Bally. Under the Termination and Settlement Agreement, the parties also agreed to (i) the mutual release of all claims between the parties, (ii) Bally’s forgiveness of an aggregate of $2,250,000 of outstanding principal, together with accrued but unpaid interest, under a promissory note dated September 5, 2005, originally delivered by the Company in favor of Bally in connection with the Redemption Technology and Supply Agreement, and the return and cancellation of such promissory note, (iii) the Company’s return to Bally of all “Enabling Technology,” as defined in the Redemption Technology and Supply Agreement (with certain limited exceptions), and (iv) the parties’ entry into a Technology Agreement (described below) governing the Company’s future use of certain technology licensed from Bally.

As a result of entering into the Termination and Settlement Agreement with Bally, the Company recorded an impairment charge of $1,707,582 for the unamortized balance of the long-term technology and distribution asset of $3,981,184 and prepaid license fees of $187,500. Offsetting these charges was the forgiveness of the balance of the note due Bally of $2,250,000 plus accrued interest and other accrued liabilities due to Bally.

Effective on June 28, 2006, and simultaneously with the above-described Termination and Settlement Agreement, the Company entered into a Technology Agreement that governs the Company’s use of intellectual property of Bally and certain related matters. In particular, the Technology Agreement provides that (i) Bally grants the Company a perpetual non-exclusive license to use certain proprietary technology of Bally in connection with up to a maximum of 875 “redemption product licenses,” (ii) “redemption product licenses” may be used with respect to any new or used gaming cabinet manufactured by Bally that will be used as AWP or redemption gaming machines, (iii) the Company purchased from Bally 175 gaming cabinets as of June 28, 2006, at a price of $8,250 per cabinet, (iv) the Company purchased from Bally 500 redemption product licenses as of June 28, 2006, at a per-license cost of $3,000, and (v) the Company will order from Bally 375 additional redemption product licenses on or prior to July 10, 2006 for an aggregate of $600,000.

As of June 30, 2006, the Company had completed the purchase of the 175 game cabinets and recorded $1,443,750 of inventory and the 875 redemption technology licenses from Bally and has recorded an asset for prepaid product licenses of $2,100,000. As the Company places its AWP machines that include Bally hardware, it will add the cost of a license to the machine cost and depreciate it over the life of the asset. The Company paid the amounts due Bally with proceeds from the notes payable to PDS Gaming Corporation (Note 6).

Note 8. Related Party Transactions

The Company incurred expenses from a corporation, owned by a former director of the Company and employing another former director and officer of the Company, for rent and consulting services of approximately $0 and $21,000 during the three months ended September 30, 2006 and 2005, respectively, and $11,000 and $76,000 during the nine months ended September 30, 2006 and 2005, respectively.

The Company incurred expenses from a corporation, partially owned by the former CEO and a director of the Company, for consulting services and expense reimbursements of approximately $0 and $94,000 during the three months ended September 30, 2006 and 2005, respectively, and $0 and $272,000 during the nine months ended September 30, 2006 and 2005, respectively. The Company’s former CEO also serves as a director of the corporation.

On May 9, 2006, D. Bradly Olah, the Company’s President and CEO, loaned the Company $150,000 and was issued a convertible promissory note and a warrant to purchase 300,000 shares of common stock for $1.84. The terms granted to Mr. Olah in the promissory note and warrant issued to him for the loan were the same terms as those granted to other lenders. (Note 5)

Effective August 2, 2006, the Company entered into an Equipment Revenue Share Agreement with Florida Arcade Corporation, an entity which is owned in part by a former director and a greater-than-five-percent shareholder of the Company.

Note 9. Significant Customers

Revenues from five customers accounted for 100% of total revenues during the three and nine months ended September 30, 2006. Revenues to two customer accounted for 77% of total revenues of discontinued operations during the three months ended September 30, 2005, and revenues to three customers accounted for 72% of total revenues of discontinued operations during the nine months ended September 30, 2005.

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

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

Revenues. The Company’s revenues from continuing operations for the three and nine months ended September 30, 2006 were $67,036 compared to $0 for the three and nine months ended September 30, 2005. The increase was due to the fact that the Company is new to the AWP business and had no revenue-producing sales prior to the three and nine-month period ended September 30, 2006.

Cost of Revenues. The Company’s cost of revenues from continuing operations for the three and nine months ended September 30, 2006 were $411,008 compared to $0 for the three and nine months ended September 30, 2005. The increase was due to the fact that the Company is new to the AWP business and had no revenue-producing sales prior to the three and nine-month period ended September 30, 2006. Cost of sales was high relative to revenue due to initial installation costs.

Research and Product Development Expenses. Research and product development expenses for continuing operations for the three months ended September 30, 2006 was $250,965, compared to $368,199 for the three months ended September 30, 2005. Expenses for the nine months ended September 30, 2006 and 2005 was $1,365,888 and $573,483 respectively. The decrease in expense for the three-month period was due to $250,001 of amortization of long-term technology and distribution rights included in the 2005 amount versus $0 in 2006. Without the difference accounted for by the amortization, the increase in both the three and nine-month periods was due to the Company beginning development of and increasing expenditures on its AWP products after the first quarter of 2005. Management expects that expenditures for research and product development may increase in future quarters as the Company continues placing its AWP machines in the market and continues to develop and broaden its product base.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2006 was $49,475, compared to $0 for the three months ended September 30, 2005. Sales and marketing expenses for the nine months ended September 30, 2006 was $182,282, compared to $0 for the nine months ended September 30, 2005. The increases in expense resulted from the Company commencing operations in the AWP market after 2005.

General and Administrative Expenses. General and administrative expenses from continuing operations for the three months ended September 30, 2006 was $1,346,688, compared to $382,616 for the three months ended September 30, 2005. General and administrative expenses from continuing operations for the nine months ended September 30, 2006 was $2,629,501, compared to $1,272,394 for the nine months ended September 30, 2005. The increases for both periods was due primarily to the addition of corporate staff, increased professional fees and other corporate expenses as a result of starting in the AWP business after the first quarter of 2005. In addition, the three and nine months ended September 30, 2006 included $566,751 and $1,094,941, respectively, of expense related to employee stock options in connection with the adoption of FASB 123(R) which requires stock options to be expensed as they vest. This was partially offset by a reduction in consultant option expense of $72,031.

Other Expense. Other expense for the three months ended September 30, 2006 was $1,632,429, compared to $934,502 for the three months ended September 30, 2005. The increase in other expense is primarily due to an increase of $837,064 of amortization of original issue discount, $373,042 of debt extinguishment, offset in part by a decrease of $536,079 in the amortization of the debt issuance costs related to the Company’s borrowings. The remaining difference is attributable to an increase in interest expense, net of interest income. Other expense for the nine months ended September 30, 2006 was $3,316,631, compared to $1,705,874 for the nine months ended September 30, 2005. The increase in other expense is primarily due to an increase of $825,914 of amortization of original issue discount, $1,477,220 of debt extinguishment, offset in part by a decrease of $784,437 in the amortization of the debt issuance costs. The remaining difference is attributable to an increase in interest expense, net of interest income.

Loss From Discontinued Operations. The loss from discontinued operations was $12,933 and $1,127,420 for the three months ended September 30, 2006 and 2005, respectively. The loss from discontinued operations was $212,735 and $2,371,423 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in loss between the comparable periods was due to the Company’s decision to discontinue its Class II and Class III business in December 2005, which resulted in very little activity in the 2006. In addition, the 2005 periods included charges of $500,527 for impairment of gaming equipment in inventory and $281,459 for impairment of leased gaming equipment.

Impairment of Long-Term Technology and Distribution Rights. The Company recorded a charge for impairment of long-term technology and distribution rights of $1,707,582 for the nine months ended September 30, 2006. The charge was necessary due to the Company entering into a Termination and Settlement Agreement with Bally Gaming, Inc. whereby the Company agreed to return all technology and relinquish all distributions rights acquired from Bally. The charge reflects the unamortized balance of the technology and distribution rights asset of $3,981,184 and prepaid license fees of $187,500, less the note payable balance due Bally of $2,250,000 and accrued interest and other liabilities due Bally which relieved pursuant to the agreement.

Net Loss. The Company incurred a net loss of $3,636,462 for the three months ended September 30, 2006, compared to a net loss of $2,812,738 for the three months ended September 30, 2005. The Company incurred a net loss of $9,758,591 for the nine months ended September 30, 2006, compared to a net loss of $5,923,174 for the nine months ended September 30, 2005. The increased net loss between the comparable periods is due primarily to the Company commencing AWP operations, the impairment of long-term technology and distribution rights, adoption of FASB 123(R), debt extinguishment expense and increases in debt issuance costs, offset by the losses the Company incurred from its discontinued operations in the 2005 periods.

Liquidity and Capital Resources. The Company had working capital of $447,036 at September 30, 2006, and negative working capital of $1,260,338 at December 31, 2005. During the nine months ended September 30, 2006, cash used in operations was $8,879,988 and the primary uses of cash were to fund the Company’s net loss associated with developing AWP products, acquire inventory, and the payment of expenses. These uses were partially offset by non-cash charges related to stock options and warrants issued for services, amortization of original issue discount, stock based compensation expense, impairment charges, debt extinguishment expenses and other depreciation and amortization. For the nine months ended September 30, 2005, the cash used in operations was $3,194,463 and the primary use of cash was to fund the Company’s net loss. These uses were partially offset by non-cash charges related to stock options and warrants issued for services, amortization of original issue discount, stock based compensation expense, impairment charges and other depreciation and amortization.

Cash used in investing activities was $217,563 and $1,087,532 for the nine months ended September 30, 2006 and 2005, respectively, primarily to purchase redemption game licenses and fixed assets in 2006 and the purchase of technology and distribution rights for the 2005 period.

Cash provided in financing activities was $8,893,550 and $2,028,303 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 amount included proceeds of $1,230,000 from short-term financing, proceeds from long-term equipment financing of $5,117,947, proceeds from the sale of convertible debentures of $3,954,923 offset by 448,714 of debt financing costs, $663,916 of payments on notes payable and payment of preferred stock dividends of $260,657. The 2005 amount included proceeds of $2,380,000 form short-term financing, offset by $105,000 of debt financing costs and $246,697 of payments on notes payable.

On September 10, 2004, the Company issued two $750,000 promissory notes bearing interest at the rate of 10% per annum. One note was issued to Pandora Select Partners, L.P. and the other note was issued to Whitebox Intermarket Partners, L.P. These notes were payable in interest only through March 10, 2005, at which time the principal was due. On May 12, 2006, the Whitebox and Pandora notes were transferred to Rockmore Investment Master Trust Ltd. and Parklane Associates LLC, respectively. The notes were subsequently amended resulting in the Parklane note due on September 29, 2006 and Rockmore note due on September 30, 2007. On November 3, 2006, the Company paid $375,000 of the amount due on the note acquired by Parklane, and entered into a Forbearance and Extension Agreement with Parklane and Pandora providing for the extension of the due date to December 31, 2006, and an increase in the interest rate to 15% per annum for the remaining term.

On May 25, 2006, the Company entered into a Master Loan Agreement with PDS Gaming Corporation, a Minnesota corporation, for a $20 million credit facility to finance the purchase of AWP gaming equipment. The Master Loan Agreement was subsequently amended and restated as of June 29, 2006. Under the Master Loan Agreement, Spectre has the right to request advances, from time to time, in amounts not to exceed $10 million or be less than $650,000. Advance requests under the Master Loan Agreement are subject to certain funding contingencies set forth in the agreement, and the discretion of PDS Gaming. The Master Loan Agreement provides for interest on advanced funds in an amount equal to 13% per annum. Upon each advance under the Master Loan Agreement, the Company will deliver a promissory note in agreed form to PDS Gaming, providing for payments of interest first, and then principal, over a 36-month period. Promissory notes may not be prepaid for a period of 12 months after their issuance. As of the date of this report, the Company has received advances under the agreement and delivered promissory notes in the amounts of $3,182,854 and $1,910,000.

Pursuant to the rights included in the Series B Variable Rate Convertible Preferred Stock Certificate of Designation (as amended), the Company offered shares of the Company’s common stock in lieu of a cash payment for dividends payable on April 1, 2006 to the holders of such preferred shares. For such payment, the Company’s board of directors approved a conversion rate of $1.10 per share. Shareholders representing 86% of the outstanding preferred shares elected to receive common shares in lieu of cash.

Between May 5 and May 9, 2006, the Company obtained a total of $600,000 of short-term loans for operating capital. In connection with these transactions, the Company issued promissory notes accruing interest at a per annum rate equal to one plus the prime rate, and originally due on July 31, 2006. The Company also issued the lenders five-year warrants for the purchase of an aggregate of 1,200,000 shares of common stock at $1.84 per share. On August 18, 2006, one of the notes was exchanged for $100,000 of the Company’s newly issued convertible debentures. The remaining notes and accrued interest were paid in cash.

On July 7, 2006, the Company issued a secured short-term promissory note to Rockmore Investment Master Fund, Ltd. in exchange for a total of $630,000 to be used for operating capital. The promissory note accrued interest at the rate of 11% per annum, with all principal and interest under the note originally due no later than August 7, 2006. The Company also issued the lender a five-year warrant to purchase up to 1,260,000 shares of common stock at $1.84 per share. At the noteholder’s option, the promissory note (including accrued interest) was convertible into any Company securities sold in a subsequent offering consummated during the time the note was outstanding. All principal and interest under this note was eventually converted into convertible debentures on the August 18, 2006, pursuant to a Securities Purchase Agreement dated August 17, 2006 (see below).

On July 25, 2006 the Company entered into a financing transaction for the purchase of inventory. Total indebtedness equaled $1,463,000 and provides for interest at 14.5% per annum, and payments computed on a 36-month amortization but with a balloon payment due after 24 months (i.e., on July 25, 2008).

On August 18, 2006, Spectre offered and sold an aggregate of $8,242,549 in Variable Rate Convertible Debentures (the “Debentures”), together with warrants to purchase an aggregate of 10,343,474 shares of common stock at $1.10 per share, solely to accredited investors in a private placement offering exempt from registration under the Securities Act of 1933. In connection with this transaction, the Company entered into a Securities Purchase Agreement pursuant to which securities were offered and sold in exchange for cash subscriptions, the surrender and cancellation of certain bridge promissory notes, and the surrender and cancellation of certain shares of Series B Variable Rate Convertible Preferred Stock. At the holder’s option, the Debentures are convertible into common stock at a conversion price of $1.00 per share, subject to adjustment. In the transaction, the Company received gross cash subscriptions aggregating $4,433,953, surrendered bridge promissory notes (plus accrued interest thereon) aggregating $737,784, and surrendered Series B Variable Rate Convertible Preferred Stock (plus accrued dividends thereon) aggregating $3,070,811.

The Company anticipates that it will expend significant resources in 2006 acquiring machines to be placed in amusement centers on either a fixed lease or a participation basis. Once placed in service, these machines are transferred to fixed assets. In addition, the Company expects that research and product development, sales and marketing, and general and administrative expenses will also increase as the Company adds additional personnel and incurs other costs associated with placing and marketing its AWP products and for other corporate purposes. Over the next 12 months, the Company expects to spend a significant amount on capital equipment purchases primarily for AWP machines, and for such purpose expects to seek financing to purchase such equipment.

Currently, the Company believes it has cash sufficient to fund operations through at least through November 2006. The Company is engaged in efforts to secure financing for its operations, and believes that it will secure such financing. Nevertheless, the Company may not be able to secure financing, if at all, on terms favorable or acceptable to the Company. In the absence of additional financing, the Company would likely be forced to consider a variety of strategic alternatives, including but not limited to liquidating some or all of the Company’s assets or discontinuing operations. Moreover, even if financing is obtained, the Company expects that its ability to continue operations in the future will be materially dependent on its ability to generate or raise sufficient additional working capital.

License-Related Obligations. On May 24, 2005, the Company entered into a Redemption Technology and Supply Agreement with Bally Gaming, Inc., a Nevada corporation, pursuant to which the Company acquired a license for certain AWP technology, including exclusive distribution rights to that technology and follow-on exclusive distribution rights for video lottery terminals, should such terminals become legal. This agreement and the license were to last for an initial term of five years, subject to extension if the Company met certain performance targets. Under the agreement, the Company was obligated to pay an upfront $5 million licensing fee. Of this amount, the Company paid $2 million in cash, and on September 9, 2005 delivered an unsecured two-year promissory note for the remaining $3 million.

Effective June 28, 2006, Spectre entered into a Termination and Settlement Agreement with Bally, pursuant to which the parties terminated their respective obligations under the Redemption Technology and Supply Agreement, as amended. As a result of entering into the Termination and Settlement Agreement, the Company recorded an impairment charge for the unamortized balance of the long-term technology and distribution asset of $3,981,184 and prepaid license fees of $187,500. Offsetting these charges was the balance of the note due Bally of $2,250,000 plus accrued interest and other accrued liabilities due Bally.

Effective June 28, 2006, the Company also entered into a Technology Agreement that governs the Company’s use of certain intellectual property of Bally and related matters. The Technology Agreement provides that (i) Bally grants the Company a perpetual non-exclusive license to use certain proprietary technology of Bally in connection with up to a maximum of 875 “redemption product licenses,” (ii) the “redemption product licenses” may be used with respect to any new or used gaming cabinet manufactured by Bally that will be used as AWP or redemption gaming machines, (iii) the Company purchases from Bally 175 gaming cabinets at a price of $8,250 per cabinet, (iv) the Company purchases from Bally 500 redemption product licenses at a cost of $3,000 per license, and (v) the Company will order from Bally 375 additional redemption product licenses on or prior to July 10, 2006 for an aggregate price of $600,000. As of June 30, 2006, the Company had completed the purchase of the 175 game cabinets and all 875 redemption technology licenses from Bally, and has recorded an asset for prepaid product licenses of $2,100,000. As the Company places its AWP machines that include Bally hardware, the Company is adding the cost of a license to the machine cost and depreciating that cost over the life of the asset.

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet arrangements.

Critical Accounting Estimates

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) property, plant and equipment, (c) inventory and (d) the valuation of stock-based compensation awarded. The Company derives its revenues primarily in two ways, through fixed rate leasing and participation arrangements with its customers. Under both arrangements, the Company retains ownership of the equipment installed at a customer site and under the participation arrangements receives revenue based on a percentage of the hold per day generated by each gaming system, which is generally considered both realizable and earned at the end of each gaming day. The Company accounts for both types of agreements as operating leases. Property, equipment and leasehold improvements and leased gaming equipment were stated at cost. Depreciation of an asset was recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Inventory, which consists principally of gaming products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market. The Company uses the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options and stock based compensation. The Company uses EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” to value options and warrants issued to non-employees. Management’s estimates of the fair value of each option and warrant granted is calculated using the Black-Scholes pricing model with weighted-average assumptions including risk free interest rate, expected life of options granted, expected volatility range, and expected dividend yield.

Forward-Looking Statements

This report contains certain statements that would be deemed “forward-looking statements” and includes, among other things, discussions of the Company’s business strategies, future operations and capital resources. Words such as, but not limited to, “may,” “likely,” “anticipate,” “expect” and “believe” indicate forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements contained in this document are generally reasonable, we cannot assure you that such expectations will ultimately prove to be correct. Generally, the forward-looking statements contained in this document relate to business plans and strategies, projected or anticipated benefits or other consequences of market conditions and opportunities, projections involving anticipated sales and revenues, expenses, projected future earnings and other aspects of operations and operational results. All phases of the Company’s operations are subject to a number of risks, most of which are outside the Company’s control, and the materialization of any one or combination of such risks could materially and adversely affect the results of the Company’s operations, and also, could affect whether any forward-looking statements contained in this document ultimately prove to be accurate. Important factors that could cause actual results to differ materially from the Company’s expectations are summarized above, as well as in the “Risk Factors” section of our Annual Report on Form 10-KSB/A for the year ended December 31, 2005 (as such risk factors are modified below). The forward-looking statements contained in this document are made as of the date of this document, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those contained in any such forward-looking statements. Therefore, we caution our readers not to unduly rely on the forward-looking statements contained in this document.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. In addition to the information in this report and the factors discussed our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, you should consider the following risk factors which may materially and adversely affect our business, financial condition and/or operating results, and which are designed to update the risks set forth in our Annual Report:

We will need additional financing in the future and any such financing may dilute our existing shareholders.

We have only recently begun generating revenue. Based on the limited revenue history of the Company, we are unable to predict with any certainty as to whether we can generate revenues to sustain operations. The Company will require additional financing to fund operations and its anticipated game cabinet manufacturing operations. The Company expects that one critical factor in its ability to obtain financing for equipment and manufacturing purposes will be the success of the Company’s placed and operating AWP games. Currently, the Company believes it has cash sufficient to fund operations through at least November 2006. The Company is engaged in efforts to secure financing for its operations, and believes that it will secure such financing. Nevertheless, the Company may not be able to secure financing, if at all, on terms favorable or acceptable to the Company. In the absence of additional financing, the Company would likely be forced to consider a variety of strategic alternatives, including but not limited to liquidating some or all of the Company’s assets or discontinuing operations. Moreover, even if financing is obtained, the Company expects that its ability to continue operations in the future will be materially dependent on its ability to generate or raise sufficient additional working capital. Any additional financing, whether related primarily to equipment purchases or general working capital, may dilute our existing shareholders.

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

The AWP market lacks regulatory clarity and consistency, which could impair our ability to place redemption gaming machines in some jurisdictions.

AWP is generally not a highly regulated industry, and as such, it lacks the clarity which typically stems from the existence and a body of interpretation of laws and regulations. Moreover, AWP laws tend to be enforced at the county or city level instead of a central state-sponsored regulatory authority, which decreases the visibility and predictability of such regulation. In some jurisdictions, state authorities take the position that AWP games are no different than traditional Class III gaming. The lack of clarity or guidance can lead to errors in legal interpretation, changes in the manner in which the laws or controlling court cases are articulated and interpreted by law enforcement personnel, and disagreements about the legality of the Company’s operations and games in various jurisdictions. In turn, these matters can lead to delays in game deployment, removal of games from locations, withdrawal of business operations in various counties, as well as the possibility that games may be seized pending resolution of the appropriate court case, and that company personnel may be arrested for violations of law.

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

Any changes in regulatory approvals or regulatory interpretations arising as a result of the spread of AWP games may provide clarity and greater certainty, but may also adversely effect our AWP operations.

In the event that a state changes the laws under which redemption or AWP activity is conducted, such as outlawing the games entirely or further limiting bet, play and prize restrictions, this will have a negative impact on the placement of games and the further conduct of operations, if any in the respective state. Another risk lies in the fact that a state may determine to legalize other forms of gaming, such as traditional Class III slot machine gaming. We expect that any liberalization of gaming laws applicable to such activity would have a negative impact on the Company’s operations in such state, unless the Company is able to convert the AWP games to the newly allowed form of games.

The Company will rely on relationships with operators and distributors to install and maintain its AWP devices.

The Company intends to establish partnerships with various distribution and service companies (operators) which are doing business in the jurisdictions in which Spectre will conduct AWP operations. These operators will likely provide sales and service support, as well as money and data collection. Failure to find sufficient or capable partners in a particular area may delay the rollout of our operations in that area. Even if we are able to establish a relationship with an operator, that operator may not move quickly enough to exploit any market advantages the Company may have. In addition, our operators may not provide a sufficient level of service, which could be expected to negatively affect the performance of AWP machines in that operator’s jurisdiction and the future placement of additional AWP machines. Finally, our operators will generally not be exclusive partners of the Company, and their other business activities may conflict with the Company’s business.

The Company has significant debt at various rates of interest and maturity dates, including current liabilities that exceed its current assets, which poses significant risks to investors in the event we cannot produce revenue or obtain additional financing to service and repay such debt.

The Company has been significantly financed through the issuance of debt. As of the date of this report, the Company has total debt of $15,560,887. This debt is subject to various rates of interest (per annum) and maturities, as set forth below:

Secured Debt	Amount	Interest	Maturity
Rockmore Investment Master Trust Ltd.	$750,000	10%	9/30/2007
Parklane Associates LLC	375,000	15%	12/31/2006
PDS Gaming Corporation	4,829,521	13%	8/01/2010
Hawkeye Commodity Promotions, Inc.	1,363,817	14.5%	7/25/2008

Unsecured Debt	Amount	Interest	Maturity
Variable Rate Convertible Debentures	$8,242,549	6 Mth LIBOR + 4%	2/18/2009

As of the date of this report, our current liabilities exceed current assets. To service its debt, the Company must produce sufficient operating revenue and/or engage in additional financing transactions. If the Company relies in whole or in part on financing, debt financing may involve restrictive covenants and equity financing will result in dilution to our common shareholders. Nevertheless, the Company may not be able to successfully obtain any financing. If we cannot produce revenue sufficient to service and repay our debt, or successfully obtain financing for that purpose, the Company will likely be forced to consider various strategic alternatives, including but not limited to liquidating some or all assets, ceasing some or all operations, and bankruptcy. In addition, the Company may be subject to foreclosures by its secured creditors.

Our articles of incorporation grant our board of directors with the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 100,000,000 shares of capital stock. Pursuant to authority granted by the Company’s articles of incorporation, our board of directors, without any further action by the shareholders, may designate and issue shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of our exiting capital stock. Our board of directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Furthermore, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our shareholders and may dilute the per-share book value of the Company.

As of November 09, 2006, we had 15,690,024 shares of common stock outstanding, and 53,389,087 shares of common stock reserved for issuance as follows:

•	4,170,000 shares under our existing stock option plans, of which options relating to 3,608,608 shares are currently outstanding

•	1,061,942 shares relating to additional options granted outside of our stock option plans

•	97,798 shares upon conversion of outstanding Series A Preferred Stock

•	6,667,850 shares upon conversion of outstanding Series B Variable Rate Convertible Preferred Stock

•	33,148,948 shares upon the exercise of outstanding warrants, and

•	8,242,549 shares upon conversion of outstanding convertible debentures.

    In addition to the shares summarized above, in connection with our sale of Series B Variable Rate Convertible Preferred Stock in October 2005, the original investors in such preferred shares have the option until March 23, 2007 to purchase another 7,420 shares of Series B Variable Rate Convertible Preferred Stock (which shares, if so purchased, would be convertible into an aggregate of 7,420,000 common shares), and in connection therewith receive warrants to purchase additional common shares. Finally, the Company is obligated under the Securities Purchase Agreement relating to the Series B Variable Rate Convertible Preferred Stock to reserve additional shares of common stock that may be required to pay dividends on such preferred shares, if paid in common stock, and to fulfill other obligations to such purchasers in connection with such Securities Purchase Agreement.

Item 3. Controls and Procedures

The Company carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness, as of September 30, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. During the course of their audit of our consolidated financial statements for fiscal 2004 and 2005, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II Other Information

Item 2. Unregistered Sales of Equity Securities

During the nine-month period ended September 30, 2006, the Company issued 127,487 shares of its common stock as payment of dividends in lieu of cash to owners of its Series B Variable Rate Convertible Preferred Stock and issued 75,000 shares of common stock to a consultant in satisfaction of a contractual obligation. In addition, during the three and nine months ended September 30, 2006, the Company issued 780,000 and 936,250 shares, respectively, of the Company’s common stock upon conversion of 780 and 1,030 shares, respectively, of the Company’s Series B Variable Rate Convertible Preferred Stock. During the nine-month period ended September 30, 2006 the Company also issued 7,348 shares of its common stock upon the cashless exercise of warrants to purchase 14,140 shares of the Company’s common stock and issued 26,500 shares of its common stock upon the exercise of stock options.

The Company also issued, effective as of July 28, 2006, a five-year warrant to purchase up to 410,000 shares of common stock at a per-share price of $1.84 in connection with an agreement with Rockmore Investment Master Fund Ltd. to extend the due date of a promissory note. On September 12, 2006, the Company issued common stock purchase options aggregating 2,032,500 shares. All options were granted with a purchase price of $0.88 per share, the fair value of the Company's common stock on September 12, 2006. Of the option grants, options for 482,500 shares were granted pursuant to the Company's new 2006 Stock Incentive Plan (all of which have a five-year term) and the remaining options were granted pursuant to the Company's 2004 Stock Option Plan (all of which have terms ranging from approximately four years to approximately nine years). On the same date, the Company issued an aggregate of 125,000 shares of restricted and unregistered common stock to the Company's directors. Finally, and also on September 12, 2006, the Company issued a two-year option to Russell Mix, the Company's former Chief Executive Officer, to purchase up to 450,000 shares of common stock at $1.00 per share.

All of the foregoing issuances were made pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933.

The Company also issued unregistred securities as required on Forms 8-K filed on July 10, 2006 and August 21, 2006.

Item 6. Exhibits
.
Exhibit No.	Description
4.1	Form of Variable Rate Convertible Debentures (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on August 21, 2006).

10.1	Termination and Settlement Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2006).

10.2	Technology Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 6, 2006).

10.3	11% Secured Promissory Note, in principal amount of $630,000 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 10, 2006).

10.4	Common Stock Purchase Warrant for 1,260,000 shares (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 10, 2006).

10.5
Form of Securities Purchase Agreement by and among the Company and purchasers of Variable Rate Convertible Debentures and warrants (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 21, 2006).

10.6
Form of Common Stock Purchase Warrant issued to purchasers of Variable Rate Convertible Debentures (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on August 21, 2006).

10.7
Form of Registration Rights Agreement by and among the Company and the purchasers of Variable Rate Convertible Debentures and warrants (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on August 21, 2006).

10.8	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.9	Separation and Release Agreement with Russell C. Mix (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.10	Consulting Agreement with Russell C. Mix (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.11	Stock Option Agreement with Russell C. Mix (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.12	Form of Stock Option Agreement for use with 2006 Stock Incentive Plan (filed herewith).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32	Section 1350 Certification (filed herewith).

SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRE GAMING, INC.

Date: November 14, 2006	By:	/s/ D. Bradly Olah
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Kevin M. Greer
	Title:	Chief Financial Officer (Principal Accounting Officer)

Exhibits
.
Exhibit No.	Description
4.1	Form of Variable Rate Convertible Debentures (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on August 21, 2006).

10.1	Termination and Settlement Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2006).

10.2	Technology Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 6, 2006).

10.3	11% Secured Promissory Note, in principal amount of $630,000 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 10, 2006).

10.4	Common Stock Purchase Warrant for 1,260,000 shares (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 10, 2006).

10.5
Form of Securities Purchase Agreement by and among the Company and purchasers of Variable Rate Convertible Debentures and warrants (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 21, 2006).

10.6
Form of Common Stock Purchase Warrant issued to purchasers of Variable Rate Convertible Debentures (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on August 21, 2006).

10.7
Form of Registration Rights Agreement by and among the Company and the purchasers of Variable Rate Convertible Debentures and warrants (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on August 21, 2006).

10.8	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.9	Separation and Release Agreement with Russell C. Mix (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.10	Consulting Agreement with Russell C. Mix (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.11	Stock Option Agreement with Russell C. Mix (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.12	Form of Stock Option Agreement for use with 2006 Stock Incentive Plan (filed herewith).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32	Section 1350 Certification (filed herewith).