Form 10KSB
period 2006-12-31
SPECTRE GAMING INC
filed 2007-04-17
CIK 891389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes ☐ No ☒

The Company’s revenues from continuing operations for the fiscal year ended December 31, 2006 totaled $550,498.

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 10, 2007 was approximately $4,923,996 based on the average of the closing bid and asked price of the registrant’s common stock on such date. The number of shares outstanding of the registrant’s common stock, as of April 10, 2007 was 16,366,749.

Transitional Small Business Issuer Format (Check One):

Yes ☐ No ☒

SPECTRE GAMING, INC.

This annual report on Form 10-KSB contains certain statements that are in the nature of “forward-looking statements” and includes, among other things, discussions of the strategies, future operations and capital resources of Spectre Gaming, Inc. Words such as, but not limited to, “may,” “likely,” “anticipate,” “expect” and “believes” indicate forward-looking statements. Although Spectre Gaming believes that the expectations reflected in such forward-looking statements are generally reasonable, it can give no assurance that such expectations will ultimately prove to be correct. Generally, these statements relate to business plans and strategies, projected or anticipated benefits or other consequences of market conditions and opportunities, business plans or strategies, projections involving anticipated sales and revenues, expenses, projected future earnings and other aspects of operational results. All phases of Spectre Gaming’s operations are subject to a number of uncertainties, risks and other influences, most of which are outside Spectre Gaming’s control, and any one or combination of which could materially and adversely affect the Spectre Gaming’s financial condition or its results of operations, and also, could affect whether any such forward-looking statements contained in this annual report ultimately prove to be accurate. Important factors that could cause actual results to differ materially from Spectre Gaming’s expectations are summarized above, as well as in the section of this annual report captioned “Risk Factors.” The forward-looking statements contained in this annual report are made as of the date of this report, and Spectre Gaming assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those contained in such forward-looking statements. Therefore, readers are cautioned not to put undue reliance on forward-looking statements.

PART I

Item 1. Description of Business

General

Spectre Gaming, Inc. (the “Company” or “Spectre,” “we,” “us” or “ours”) (formerly OneLink, Inc.) was incorporated in Minnesota in June 1990 under the name MarketLink, Inc. At that time, the Company provided telecommunications-based business-intelligence services to client end users. In January 1997, the Company changed its name to OneLink Communications, Inc., and later in June 2000, changed its name to OneLink, Inc. In July 2002, the Company ceased operating its telecommunications-based business, and in December 2002 sold substantially all of its assets. In September 2003, the Company adopted a new business plan focused on providing interactive electronic games to the Native American and charitable gaming markets, and in January 2004 changed its name to Spectre Gaming, Inc. Initially, Spectre focused on designing, developing and marketing networks, software and content to provide a comprehensive gaming system for Class II and Class III gaming. Class II gaming is generally defined to include bingo and bingo-style games, while Class III gaming is typically associated with Las Vegas style casinos games such as slot machines.

In May 2005, the Company acquired the exclusive license to certain proprietary software technology for the development and deployment of casino-style redemption or amusement-with-prize (“AWP”) games. AWP games are distinguishable from casino games in that players can win prizes or credits redeemable for prizes as opposed to cash. In June 2006, the Company terminated the agreement pursuant to which it had obtained exclusive license rights to the AWP-related software technology mentioned above, and shortly thereafter completed testing on its own AWP software technology. So far, the Company has purchased 875 game cabinets built by a third-party manufacturer and has been converting them for use in the AWP market. In addition, the Company has converted 256 of its own game cabinets, previously used in its discontinued (Class III) operations, for use in the AWP market. To date, the Company has installed approximately 850 games in the states of Florida and Texas. The games are leased to operators that are located in bingo halls, adult amusement arcades and Disabled American Veteran chapter locations. Because of the high costs of purchasing and financing game cabinets from third parties, the Company has developed its own AWP game cabinet which it intends to manufacture (or have manufactured on a contract basis) for use in future AWP games. Currently, the Company has redeployed or is in the process of moving 529 of its installed games to different locations where the Company expects greater utilization. The Company has contracted with a third-party content provider to provide game software for use in its game cabinets. To date, the Company has 20 game titles and three of its own internally developed game titles.

After we obtained the license rights for proprietary AWP-related technology in May 2005, we abandoned our Class II and Class III related gaming efforts. In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of our Class II and Class III business, and these results are presented on a historical basis as a separate line item in our statements of operations and balance sheets entitled “Discontinued Operations.” Our continuing operations represent our AWP business only. Most references to financial information and description of business in this document have been revised to reflect only our continuing operations and most references to our now discontinued Class II and Class III business have been eliminated.

The Company had net losses for the years ended December 31, 2006 and 2005, had an accumulated deficit at December 31, 2006, and does not have adequate liquidity to fund its operations through fiscal 2007. Since the Company does not have significant operating history in the AWP market, it is uncertain whether the Company can generate revenues necessary to sustain its business. At this time, the Company requires additional capital to fund operating losses. Without additional financing, our management currently believes we will not have cash sufficient to continue operations through April 2007.

As of the date of this annual report, the Company’s current liabilities exceed current assets. To service its debt, the Company must produce sufficient operating revenue or raise additional capital. If the Company relies in whole or in part on financing, debt financing may involve restrictive covenants and equity financing will result in dilution to our common shareholders. Nevertheless, the Company may not be able to successfully obtain any financing at all. If we cannot produce revenue sufficient to service and repay our debt, or successfully obtain financing for that purpose, the Company will likely be forced to consider various strategic alternatives, including but not limited to liquidating some or all assets, ceasing some or all operations, and bankruptcy. In addition, the Company may be subject to foreclosures by its secured creditors.

As of April 13, 2007, the Company had not made a principal payment of $229,000, plus accrued interest, that originally became due December 31, 2006, on a promissory note held by Parklane Associates LLC and secured by substantially all of the assets of the Company. The note was originally issued and due to Pandora Select Partners, L.P. on September 10, 2004, but was acquired by Parklane in May 2006. Parklane paid for this purchase by issuing a substantially identical promissory note to Pandora Select Partners. Since January 1, 2007, the Company has made principal payments to Parklane in the aggregate amount of $146,000. In addition, the Company had not made interest payments on its Variable Rate Convertible Debentures totaling approximately $298,500 and dividends on its Series B Variable Rate Convertible Preferred Stock totaling approximately $63,500, which were due on December 31, 2006 and January 1, 2007, respectively. Since such due dates, the Company has received consents, representing 98% of amounts due to debenture holders and 100% of amounts due to preferred holders, to defer such interest and dividends due on January 1, 2007 and any additional amounts that will accrue and become payable in 2007, until January 1, 2008.

Pursuant to the Master Loan Agreement entered into with PDS Gaming Corporation on June 29, 2006, it is an event of default if the Company does not pay its principal and interest payments when due or if the Company becomes insolvent, defined as liabilities greater than assets. At December 31, 2006, the Company was insolvent and subsequently, the Company was delinquent on its principal and interest payments. Upon an occurrence of an event of default, PDS may at any time declare all unmatured obligations immediately due and payable. As of April 17, 2007, the Company has not received notice from PDS declaring the Company’s obligations immediately due and payable.

As a result of the defaults on the PDS Gaming Corporation promissory notes, pursuant to the Company’s outstanding Variable Rate Convertible Debentures due February 18, 2009, an event of default occurs if the Company is in default under any other indebtedness obligation exceeding $150,000. As a result of the defaults on the PDS Gaming Corporation promissory notes, the Company is in default on those certain covenants in the Variable Rate Convertible Debentures. Upon an event of default, at the debentureholders’ election, the amount owing the holders will become immediately due and payable at 130% of the outstanding balance along with interest at the lesser of 18% or the maximum rate permitted under applicable law. As of April 14, 2007, the Company has not received notice from any debentureholders requiring acceleration of amounts due under the debenture.

On February 8, 2007, Pandora Select Partners filed a confession of judgment against Parklane and three individual grantors of the debt Parklane owes to Pandora Select Partners, including Ronald E. Eibensteiner, D. Bradly Olah, and Wayne W. Mills. As of April 13, 2007, however, the Company had not received any notice of default from Parklane. In the event the Company receives such a notice, it will have ten days to make payment in full to Parklane prior to defaulting under the terms of the promissory note.

Our principal executive office is located at 14200 23rd Avenue N., Minneapolis, MN 55447. Our telephone number at that office is (763) 553-7601. Our internet website is www.spectregaming.com.

Markets

The Company has identified four specific aspects, or submarkets, of the AWP market to focus on: countertop and touchscreen machines, redemption and novelty, eight-liner/video poker, and other aspects that we believe are untapped. The games currently in operation in these markets consist primarily of stand-alone games that do not operate under a client/server model, have no downloadable capabilities, and require a board swap or EPROM (Erasable, Programmable, Read Only Memory) changes and new graphics on the glass or cabinet to change games and play. These changes to a game are often required after they have been in the market for a period of time and players tire of playing it. Because the Spectre system permits games to be changed remotely from a central server, we believe that the Spectre server-based AWP system will facilitate the changing of games once they have met their normal play cycle and at a fraction of the cost of stand-alone games. The Company also believes that because of the technology employed in its games, it can provide better game content, superior graphics and an overall high quality experience for its players.

Countertops/Touchscreens — The countertop/slant-top game submarket exists in bars, lounges and truck stops across the United States. This submarket is primarily serviced by amusement operators that distribute juke boxes, pool tables, electronic dart boards and other amusement devices.

Redemption/Novelty — These devices are at street locations, including theaters, restaurants and adult entertainment centers (e.g., Dave and Busters, Game Works). This submarket is primarily serviced by the same amusement operators that currently dominate the countertop/slant-top marketplace.

Eight Liner/Video Poker — The Eight Liner/Video poker segment is the fastest growing electronic amusement submarket in the United States. This market has historically been served by the amusement industry. Suppliers within this segment are commonly known as “grey area” manufacturers and are typically “mom and pop” final assemblers having less than $10 million in annual revenue.

Other Untapped Markets — We believe that an important and largely untapped marketplace exists in jurisdictions and locations within the United States where no form of gambling devices (i.e., Class II/Class III) are currently permitted. These locations include race tracks, strip malls, bingo halls, VFW halls, Jewish War Vets, Disabled American Vet facilities and various Native American tribes that have no federal status. We estimate that there is currently a market for several hundred thousand AWP devices in these locations.

Product Offerings

The Company develops amusement-with-prize entertainment devices that appear and play like traditional Las Vegas style slot machines, which it believes are legally compliant with state amusement/arcade laws. Currently, the Company manufactures and distributes a complete AWP system that includes a backend accounting and reporting system, applications including point-of-sale, redemption and player tracking, and gaming devices offering dual monitors and downloadable games. This AWP system incorporates games and titles developed by Spectre and games and titles licensed from a third-party provider.

The Company’s AWP product offerings are designed around proprietary client/server-based technology internally developed by Spectre. Our games allow players to accumulate points that can be redeemed for prizes. Depending on the facility where a particular game is operating, players can trade their redemption points for prizes either at the facility or directly on the game terminal over the Company’s closed-loop redemption system. The Company manufactures and acquires machine terminals that can be configured in a wide variety of physical appearances, and the games titles themselves can be easily updated or changed on the terminals based on market and customer needs.

Research and Development

Our research and development activities primarily focus on the development of new game systems, gaming engines, gaming platforms and content, and enhancements to our existing product lines. We believe our investments in product development are necessary to deliver differentiated products and solutions to the marketplace. Once the technological feasibility of a project has been established, the project is transferred from research to development, and capitalization begins. We expect our research and development expenses to grow over the upcoming periods as we continue focusing on product development and adding development staff. Our research and development expense for continuing operations was $1,908,541 and $963,272 during the years ended December 31, 2006 and 2005, respectively.

Sales and Distribution Strategy

The Company’s overall plan involves focused marketing and sales efforts in adult amusement arcades, bingo halls and other entertainment venues, initially in the States of Florida and Texas. The Company has targeted Florida and Texas for its initial installations. These markets were chosen because both are rapidly growing AWP markets that have limited or no regulatory compliant games available in the market. As opportunities arise, the Company intends to expand into other states and into the charitable gaming market. The Company may also consider licensing certain aspects of its proprietary gaming system to third parties for licensing and royalty fees.

Generally, we place our AWP machines on a lease or revenue-sharing basis to game room operators or “route” operators that place and service the machines in game room locations. We market our products and systems through our internal sales staff and agents. In this regard, we currently employ no sales personnel and instead rely on our executive management to initiate sales.

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

Intellectual Property

Our intellectual property portfolio consists of certain co-operative group gaming software technology that we acquired through the asset acquisition of Streamline Development Company, Inc. in December 2004. This technology allows players on different and multiple machine terminals to interact, compete against one another, or play together toward a common result. In addition, the Company has developed (and continues to develop) proprietary software to be used in its AWP machines and systems. Our propriety software technology, combined with certain licensed trademark, image and likeness, other moral rights, and certain other assets, make up the bulk of our current intellectual property portfolio. We currently rely and intend to rely in the future on a combination of copyright, trademark, patent, trade secret laws, and nondisclosure agreements to protect our intellectual property.

Most of our AWP machines are or will be sold or leased using our owned or licensed trademarks and copyrights which we believe will provide AWP product and brand recognition and promote widespread acceptance of our brand and AWP products in the marketplace. Our machines may also contain actual game content licensed from third parties, such as trademarks, fictional characters, names and likenesses or storylines, which licenses we may acquire from time to time.

Our ability to enforce our rights to our owned and licensed patents, copyrights, trademarks and other intellectual property is subject to general litigation risks. Typically, when a party seeks to enforce its intellectual-property rights, it is often subjected to claims that the intellectual-property right is invalid, or is licensed to the party against whom the claim is being asserted. We cannot be certain that our intellectual-property rights will not be infringed upon, that others will not develop products in violation of our intellectual-property rights, or that others may assert, rightly or wrongly, that our intellectual-property rights are invalid or unenforceable. Although we have entered into confidentiality, non-compete and invention-assignment agreements with certain of our key employees and consultants, and otherwise limit access to, and distribution of, our intellectual properties, we cannot prevent our key employees or consultants from breaching those agreements, and we cannot be certain that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become independently developed or discovered by competitors. In general, defending intellectual-property rights is expensive and consumes considerable time and attention of management. The Company’s involvement in intellectual-property litigation would likely have a materially adverse effect on the Company, even if the Company were ultimately successful in defending its intellectual-property rights.

Government Regulation

State law determines the legality of AWP gaming, but tends to be interpreted and enforced at the local, usually county, level. As such, many states do not have a defined regulatory agency charged with the development of regulations, interpretation and enforcement of laws, or the regulation of business practices relating to AWP. To our knowledge, there currently are no game-certification requirements, system-integrity testing and certification, or other similar requirements conducted by a state sponsored lab or bureau, nor are there any AWP, redemption or similar qualifying or condition precedent licenses or approvals necessary.

Where explicit AWP regulation exists, such regulations generally limit the nature and the amount of the bet or wager allowed per play, limit the value of a prize which may be won with a single wager, and prescribe certain rules pertaining to the exchange of the win from a game for a physical prize, as well as various other prize limitations. In addition, each AWP system, and the manner in which the AWP business enterprise is conducted, must comply with state law requirements that define what an AWP or redemption game is and how it is to be played. Further, each county police authority or district attorney’s office, as well as other state agencies such as the alcohol or liquor enforcement agencies, has the ability to interpret not only what the law means and how it is to be implemented, but whether the game and redemption system as utilized in public are compliant. Therefore, Spectre intends to work closely with the appropriate agencies in each county in which it distributes AWP machines to ensure that the deployed system will be jurisdictionally compliant in each respective county.

We are aware, however, of some jurisdictions that do not have any explicit AWP laws or regulations and which attempt to regulate AWP business under existing laws and regulations designed for traditional gambling activities. In those states, we may be required to apply for and obtain licenses to engage in activities such as manufacturing, testing and operating our AWP machines. Often, compliance with the ordinary gambling-regulatory scheme that state authorities may claim applies to Spectre and its business will be costly and time consuming. As our business activities expand, we may encounter these types of regulatory matters with some frequency. In these instances, we may consider our various options for conducting AWP business in these jurisdictions, including:

•	complying with the regulatory regime proponed by state authorities

•	challenging the application of the regulatory scheme to our AWP business, through administrative and judicial processes

•	lobbying appropriate state authorities for a change in the law that would formally recognize AWP and its related business activities as outside the scope of traditional gambling, or

•	abandoning the jurisdiction.

Employees

As of December 31, 2006, the Company had 15 full-time employees and one part-time employee.

Risk Factors

We have no meaningful operating history and our business plan is currently being tested. We anticipate incurring future losses.

We are in the early stages of developing and distributing AWP games. We are therefore subject to all of the risks and uncertainties inherent in establishing a new business. We have no prior operating history for our products from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues or achieving profitability. In sum, we have very limited assets, very little operating revenue and uncertain prospects of future profitable operations. Our operations may not be successful and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, development of technology and the competitive environment in which we operate. In particular, we anticipate that we will incur losses for the foreseeable future.

We will need additional financing in the future and any such financing may dilute our existing shareholders.

We have only recently begun generating revenue. Based on the limited revenue history of the Company, we are unable to predict with any certainty as to whether we can generate revenues to sustain operations. The Company will require additional financing for working capital and to fund its anticipated game cabinet manufacturing operations, which the Company expects will involve the manufacture of AWP game cabinets, entering into contracts with third parties for their manufacture of our cabinets on our behalf, or a combination of such activities. If the Company is unable to obtain financing, then management currently believes the Company will not have cash sufficient to continue operations through April 2007. Any additional financing will likely involve dilution of our existing shareholders.

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

The Company is currently in default under the terms of a material agreement and outstanding debt securities, both secured and unsecured, which is likely to have a material adverse effect on the Company’s business, prospects for success and ability to raise needed additional financing.

The Company is currently in default under the terms of a Master Loan Agreement with PDS Gaming Corporation dated June 29, 2006. The default arises by virtue of the Company not having paid amounts due under loans advance pursuant to that agreement, and the Company being “insolvent” as that term is defined under that agreement. The existence of these defaults gives PDS Gaming Corporation the right, at any time and without notice to the Company, to accelerate and demand full payment for outstanding liabilities relating to the Master Loan Agreement. These liabilities currently total approximately $4,981,328, plus accrued and unpaid interest thereon.

The event of default under the above-referenced Master Loan Agreement results in a corresponding default under the terms of the Company’s Variable Rate Convertible Debentures due 2009. This defaults gives the holders of such debentures the right, at any time and without notice to the Company, to accelerate and demand full payment for outstanding liabilities relating to the debentures, plus a premium provided for in the debentures as part of a default. These liabilities, including the default premium, currently total approximately $10,715,314, plus accrued and unpaid interest thereon.

The obligations owed to PDS Gaming Corporation in connection with the Master Loan Agreement are secured by Company AWP machines purchased with the proceeds of the related loans. As a result, if PDS Gaming Corporation demands payment of the loans advanced under the Master Loan Agreement and the Company does not pay such amount, PDS Gaming Corporation will have the right to foreclose on the relevant AWP machines, from which most of our existing revenues are derived. In contrast, the obligations owed to holders of the Company’s Variable Rate Convertible Debentures due 2009 are unsecured. If some or all of the holders of the above-described debt determine to demand payment under their relevant agreements and securities, the Company and its business would be materially and adversely affected. Because of these defaults, the Company could lose title to AWP machines critical to producing revenue, and if this occurs the Company would be forced to consider a number of strategic alternatives, including but not limited to bankruptcy or liquidation.

Finally, the existence of these defaults, even in the absence of any acceleration and demand for payment by PDS Gaming Corporation or any one or more holders of the debentures, will likely significantly compromise the Company’s efforts to raise additional financing needed to fund its operating losses and sustain operations.

One Florida State Attorney has taken the position that the Company’s games do not comply with applicable state law, which presents the risk that our games in certain locations in Florida locations must be moved, or be seized, and that other Florida authorities could take the same position, any of which could materially and adversely affect the Company’s operating results and business prospects.

On February 14, 2007, the Company learned that the operator of a location in Hernando County, Florida, where the Company has 52 games in operation, received a letter from the State Attorney for the Fifth Judicial Circuit of Florida (encompassing five separate Florida counties, including Hernando County), dated February 6, 2007, alleging that the Company’s games do not comply with applicable Florida law, and demanding that the operator to cease and desist the operation of the games in Hernando County, Florida. The State Attorney’s letter states that if the operator continues to operate our games at that location, the games could be subject to seizure.

At this time, the operator has indicated that they will comply with the order and shut down operations for a period of time while seeking a resolution of this matter. The Company does not agree with the State Attorney’s position and is currently evaluating its options. The operator and its legal counsel have responded to the State Attorney’s letter. These games currently account for approximately 18% of the Company’s revenues. The Company may remove the games and move them to another location within the State of Florida. In the event the Company determines to relocate the games, the Company estimates that it may take between four to six weeks to successfully place and begin operating the games again if a move is necessary. Alternatively, the Company may permit the operator to continue operating the games at the current location. In such a case, Florida state or county authorities could seize the Company’s games pending resolution of the matter through litigation or a settlement. Finally, if the matter proceeds to litigation, it is possible that the Company’s games could be found to be non-compliant with Florida state law. Such a determination would result in the Company being forced to remove all of its games in Florida, or else have them seized.

Under the Company’s agreement with the operator of the Hernando County, Florida, location, the Company is obligated to indemnify the operator for damages, loss or liability for the Company’s delivery to the operator of games that are not compliant, at the time of delivery, with federal, state and local laws and regulations.

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We had net losses attributed to common shareholders for each of the years ended December 31, 2006 and 2005, in the amounts of $13,660,555 and $13,645,479, respectively, and we had an accumulated deficit as of December 31, 2006 of $47,914,045. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing a new line of business, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, obtain necessary equipment financing and if necessary, raise additional capital through financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

The Company has significant debt at various rates of interest and maturity dates, and current liabilities that exceed its current assets, which poses significant risks to investors in the event we cannot produce revenue or obtain additional financing to service and repay such debt.

The Company has been significantly financed through the issuance of debt. As of April 10, 2007, the Company had total debt of $16,851,581. This debt matures at various times and is subject to various rates of interest (per annum), as set forth below:

Secured Debt	Amount	Interest	Maturity
Rockmore Investment Master Trust Ltd.	750,000	10%	9/30/2007
Parklane Associates LLC	229,000	15%	12/31/2006
PDS Gaming Corporation	4,660,928	13%	8/01/2010
Hawkeye Commodity Promotions, Inc.	1,261,604	14.5%	7/25/2008
PDS Gaming Corporation	320,400	55% (payable in common stock valued at $1.10 per share)	12/18/07
Ford Motor Credit	23,138	2.9%	8/29/2011

Unsecured Debt	Amount	Interest	Maturity
Variable Rate Convertible Debentures due February 18, 2009	8,242,549	6 Mth LIBOR + 4%	2/18/2009
Notes payable	626,650	55% (payable in common stock valued at $1.10 per share)	12/18/2007 - 1/29/2007
Notes payable	737,312	-	3/29/2008-4/12/2008

As of the date of this annual report, our current liabilities exceed current assets. To service its debt, the Company must produce sufficient operating revenue or raise additional capital. If the Company relies in whole or in part on financing, debt financing may involve restrictive covenants and equity financing will result in dilution to our common shareholders. Nevertheless, the Company may not be able to successfully obtain any financing at all. If we cannot produce revenue sufficient to service and repay our debt, or successfully obtain financing for that purpose, the Company will likely be forced to consider various strategic alternatives, including but not limited to liquidating some or all assets, ceasing some or all operations, and bankruptcy. In addition, the Company may be subject to foreclosures by its secured creditors.

Pursuant to the Master Loan Agreement entered into with PDS Gaming Corporation on June 29, 2006, it is an event of default if the Company does not pay its principal and interest payments when due or if the Company becomes insolvent, defined as liabilities greater than assets. At December 31, 2006, the Company was insolvent and subsequently, the Company was delinquent on its principal and interest payments. Upon an occurrence of an event of default, PDS may at any time declare all unmatured obligations immediately due and payable. As of April 17, 2007, the Company has not received notice from PDS declaring the Company’s obligations immediately due and payable.

As a result of the defaults on the PDS Gaming Corporation promissory notes, pursuant to the Company’s outstanding Variable Rate Convertible Debentures due February 18, 2009, an event of default occurs if the Company is in default under any other indebtedness obligation exceeding $150,000. As a result of the defaults on the PDS Gaming Corporation promissory notes, the Company is in default on those certain covenants in the Variable Rate Convertible Debentures. Upon an event of default, at the debentureholders’ election, the amount owing the holders will become immediately due and payable at 130% of the outstanding balance along with interest at the lesser of 18% or the maximum rate permitted under applicable law. As of April 14, 2007, the Company has not received notice from any debentureholders requiring acceleration of amounts due under the debenture.

As of April 13, 2007, the Company had not made a principal payment of $229,000 plus accrued interest, on a promissory note due to Parklane Associates LLC on December 31, 2006 and secured by substantially all of the assets of the Company. The note was originally issued and due to Pandora Select Partners, L.P. on September 10, 2004, but was acquired by Parklane Associates in May 2006. Parklane paid for this purchase by issuing a substantially identical promissory note to Pandora Select Partners. In addition, the Company had not made interest payments on its Variable Rate Convertible Debentures totaling approximately $298,500 and dividends on its Series B Variable Rate Convertible Preferred Stock totaling approximately $63,500, which were due on December 31, 2006 and January 1, 2007, respectively. The Company has since received consents representing 98% of amounts due to debenture holders and 100% of amounts due to preferred holders, to defer such interest and dividends due on January 1, 2007 and any additional amounts that will accrue and become payable in 2007, until January 1, 2008.

In the event the Company is not able to satisfy its obligations under the Parklane note or obtain an extension and forbearance from the noteholder, Parklane Associates (or from Pandora Select Partners, in the event that it forecloses on the promissory note that Parklane Associates delivered to Pandora as payment for its purchase of the Company’s promissory note), then the holder of the note will, after delivery of ten days’ prior notice of default to the Company, be able to declare a default in payment and foreclose upon Company assets.

On February 8, 2007, Pandora Select Partners filed a confession of judgment against Parklane and three individual grantors of the debt Parklane owes to Pandora Select Partners, including Ronald E. Eibensteiner, D. Bradly Olah, and Wayne W. Mills. As of the date of this annual report, the Company has not received any notice of default from Parklane.

Our AWP products may not be accepted by the marketplace.

Our AWP systems and products may not be accepted by the marketplace or successfully compete against other systems, games and products in the marketplace.

We depend in part upon others for the manufacture of certain products that we use in our AWP machines, and we expect in the future to depend on third parties for the manufacture of a material amount of a AWP machines and/or their components, all of which subjects our business to the risk that we will be unable to fully control the supply of our products to the market.

Our ability to successfully manufacture and commercialize our AWP products depends upon our ability to enter into and maintain contractual and collaborative arrangements with third parties. Although we currently assemble and complete the manufacture of our AWP machines, we do not intend to manufacture a significant portion of our proposed products in the future; and instead intend to retain contract manufacturers for that purpose. The manufacturers with whom we collaborate may not be able to supply our parts or machines in the required quantities, at appropriate quality levels, at acceptable costs or at acceptable times. We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis. If a manufacturer cannot meet our quality standards and delivery requirements in a timely and cost-efficient manner, we would likely suffer interruptions of delivery while we arrange for alternative manufacturing sources. Any extended disruption in the delivery of our products could result in our inability to satisfy customer demand, and could impair any competitive advantages we derive from our systems, products and market position. Consequently, our inability to obtain alternative sources on a timely basis may have a material adverse effect on our business and results of operations.

Our reliance on third-party manufacturers and other third parties in other aspects of our business will reduce any profits we may earn from our products, and may negatively affect future product development.

As noted above, we intend to market and commercialize products manufactured in significant part by others, and in connection therewith we will likely be required to enter into manufacturing, licensing and distribution arrangements with third parties. These arrangements will likely reduce our product profit margins. In addition, the identification of new AWP product themes for development may require us to enter into licensing or other collaborative agreements with others. These collaborative agreements may require us to pay license fees, make milestone payments, pay royalties and/or grant rights, including marketing rights, to one or more parties. Any such arrangement will almost certainly reduce our profits. Moreover, these arrangements may contain covenants restricting our product development or business efforts in the future.

We may not be able to enter into manufacturing agreements or other collaborative agreements on terms acceptable to us, if at all, which failure would materially and adversely affect our business.

We may not be able to enter into manufacturing or other collaborative arrangements with third parties on terms acceptable to us, if at all, when and as required. If we fail to establish such arrangements when and as necessary, we could be required to undertake these activities at our own expense, which could in turn significantly increase our capital requirements and may delay the development, manufacture and installation of our AWP machines at our customers’ locations. If we cannot find ways of addressing these capital requirements, we would likely be forced to sell or abandon our business.

We may not be able to protect our intellectual property, which failure could impair our ability to compete.

Our success and ability to compete depends in part upon proprietary intellectual property. The intellectual property we currently use consists of certain internally developed proprietary technology in tandem with certain licensed proprietary technology, the sum of which is critical to our business. In addition, we use other trademark, image and likeness, moral rights, and certain other intellectual property assets in our business. We currently rely and intend to rely in the future on a combination of copyright, trademark, patent, trade secret laws, and nondisclosure agreements to protect our proprietary technology. Although we have entered into confidentiality, non-compete and invention assignment agreements with our employees and otherwise limit access to, and distribution of, our proprietary technology, there can be no assurance that such agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become independently developed or discovered by competitors.

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

It is possible that, after the Company has either received a favorable guidance letter or meeting from a county or city authority, and commenced operations, such authority may change its position or the person rendering the advice replaced by another person, such as a change in district attorney, and the advising authority determines that the Company’s activities or games do not comply with a new interpretation of the law or recent court case holdings. Such changes, to the negative, could cause the Company to limit its business activities in the respective jurisdiction, or to remove its operations and devices entirely.

Changes in regulatory approvals or regulatory interpretations arising as a result of the spread of AWP games, or otherwise affecting amusement gaming or gambling, may adversely effect the Company and its AWP operations.

If a state were to change the laws under which redemption or AWP activities are conducted, such as outlawing the games entirely or further limiting bet, play and prize restrictions, there would likely be a negative impact on the placement of our games and the conduct of our operations, if any, in such state. Another risk lies in the fact that a state may determine to legalize other forms of gaming, such as traditional Class III slot machine gaming. We expect that any liberalization of gaming laws applicable to such activity would have a negative impact on the Company’s operations in such state, unless the Company is able to convert the AWP games to the newly allowed form of games.

The Company will materially rely on third-party operators and distributors for the installation and maintenance of its AWP devices.

The Company intends to establish partnerships with various distribution and service companies (location operators) which are doing business in the jurisdictions in which Spectre will conduct AWP operations. These operators will likely provide sales and service support, as well as money and data collection. Failure to find sufficient or capable partners in a particular area may delay the rollout of our operations in that area. Even if we are able to establish a relationship with an operator, that operator may not move quickly enough to exploit any market advantages the Company may have. In addition, our operators may not provide a sufficient level of service, which could be expected to negatively affect the performance of AWP machines in that operator’s jurisdiction and the future placement of additional AWP machines. Finally, our operators will generally not be exclusive partners of the Company, and their other business activities may conflict with the Company’s business.

More experienced and better financed companies may enter the AWP market which may result in the Company losing significant market share.

Currently, the AWP marketplaces in Texas and Florida, as well as other states, do not have any established major gaming competitors (such as IGT, Alliance, Aristocrat, Konami, MGAM, et al.), and such areas are instead markets primarily for small second or third-tier manufacturers. The entry of well-financed, established competitors into the AWP market in such states could have a material and negative impact on Spectre’s ability to place AWP machines and to increase or even maintain the number of AWP machines in the field.

We are highly dependent on the services provided by certain executives and key personnel.

Our success depends in significant part upon the continued service of certain senior management and other key personnel. In particular, we are materially dependent upon the services of D. Bradly Olah, a director of the Company and our Chief Executive Officer, and Kevin M. Greer, our Chief Financial Officer. We also are party to a Consulting Agreement with Russell C. Mix, a Company director and our former Chief Executive Officer from November 2003 until September 12, 2006. If any of the foregoing persons should no longer serve the Company in their present capacities it would likely have a materially adverse impact on our business, financial condition and operations. Importantly, we do not have an employment agreement with Mr. Olah, and the Company has not secured any “key person” life insurance covering the lives of any of Messrs. Olah or Greer.

Our success also depends on our ability to identify, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing personnel. We hope to hire a number of sales, business development, marketing, technical and administrative personnel in the future. Competition for such personnel is intense and we may be unable to successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to retain and attract the necessary technical, managerial, sales and marketing and administrative personnel could have a material adverse impact on our business, financial condition and operations.

Our officers and directors, together with certain affiliates, possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock.

As of April 10, 2007, our officers and directors collectively possessed beneficial ownership of approximately 3,657,042 shares of our common stock, which represents approximately 18.6% of our common stock. Certain other significant shareholders, including Perkins Capital Management, Inc., White Pine Capital, LLC, and Wayne W. Mills collectively possessed beneficial ownership of approximately 7,373,468 of common stock on such date, which represents approximately 31.9% of our common stock. When taken together, our directors, officers and the significant shareholders identified above collectively have beneficial ownership of approximately 41.8% of our common stock. This represents a significant and controlling portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with the significant shareholders, have the ability to substantially (but not wholly) control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the market price of our common stock or ultimate sale of our business could be adversely affected.

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

The volatile price of our common stock makes it difficult for shareholders to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock, including but not limited to:

•	achievement or failure to obtain regulatory approvals in favor of us or other purchasers of our products,

•	announcements of technological innovations or new commercial products,

•	developments concerning our proprietary technological rights,

•	regulatory developments in the United States, or the several states, relating to the AWP industry and the gaming industry,

•	period-to-period fluctuations in our revenues and other results of operations, and

•	sales of our common stock.

We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

Our articles of incorporation grant our board of directors with the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 100,000,000 shares of capital stock. Pursuant to authority granted by the Company’s articles of incorporation, our board of directors, without any further action by our shareholders, may designate and issue shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of our exiting capital stock. Our board of directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Furthermore, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our shareholders and may dilute the per-share book value of the Company.

As of April 10, 2007, we had 16,366,749 shares of common stock outstanding, and 49,616,803 shares of common stock reserved for issuance as follows:

•	4,170,000 shares under our existing stock plans, of which options relating to 3,146,666 shares are currently outstanding, and 125,000 shares are issuable to directors.

•	1,056,666 shares relating to additional options granted outside of our stock option plans

•	97,798 shares upon conversion of outstanding Series A Preferred Stock

•	2,250,950 shares upon conversion of outstanding Series B Variable Rate Convertible Preferred Stock

•	33,798,840 shares upon the exercise of outstanding warrants, and

•	8,242,549 shares upon conversion of outstanding convertible debentures.

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

In general, our common stock is thinly traded. The relatively small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

The penny-stock rules materially limit the liquidity of securities in the secondary market, and many brokers choose not to participate at all in penny-stock transactions. As a result, there is generally less trading in penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

We have no intention of paying dividends on our common stock.

To date, we have not paid any cash dividends and do not anticipate the payment of cash dividends in the foreseeable future. Accordingly, the only return on an investment in shares of our common stock, if any, may occur upon a subsequent sale of such shares.

Item 2. Description of Property

The Company leases 3,117 square feet of office and warehouse space located at 14200 23rd Avenue North, Minneapolis, Minnesota. The Company pays $2,980 per month from March 1, 2006 through December 31, 2007, and approximately $3,080 per month for the remaining term, ending December 31, 2008. This facility serves as Spectre’s headquarters.

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

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings. Nevertheless, on February 14, 2007, the Company learned that the operator of a location in Hernando County, Florida, where the Company has 52 games in operation, received a letter from the State Attorney for the Fifth Judicial Circuit of Florida (encompassing five separate Florida counties, including Hernando County), dated February 6, 2007, alleging that the Company’s games do not comply with applicable Florida law, and demanding that the operator cease and desist the operation of the games in Hernando County, Florida. The State Attorney’s letter states that if the operator continues to operate our games at that location, the games could be subject to seizure.

At this time, the operator has indicated that they will comply with the order and shut down operations for a period of time while seeking a resolution of this matter. The Company does not agree with the State Attorney’s position and is currently evaluating its options. The operator and its legal counsel have responded to the State Attorney’s letter. These games currently account for approximately 18% of the Company’s revenues. The Company may determine to remove the games and move them to another location within the State of Florida. In the event the Company determines to relocate the games, the Company estimates that it may take between four to six weeks to successfully place and begin operating the games again if a move is necessary. Alternatively, the Company may permit the operator to continue operating the games at the current location. In such a case, Florida state or county authorities could seize the Company’s games pending resolution of the matter through litigation or a settlement. Finally, if the matter proceeds to litigation, it is possible that the Company’s games could be found to be non-compliant with Florida state law. Such a determination would result in the Company being forced to remove all of its games in Florida, or else have them seized.

Under the Company’s agreement with the operator of the Hernando County, Florida, location, the Company is obligated to indemnify the operator for damages, loss or liability for the Company’s delivery to the operator of games that are not compliant, at the time of delivery, with federal, state and local laws and regulations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

From December 22, 2003, until January 12, 2004, the Company’s common stock traded on the OTC Bulletin Board under the symbol “ONLK.OB.” Since January 12, 2004, the Company’s common stock has traded under the symbol “SGMG.OB.” The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2006 and 2005. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	Year Ended December 31, 2006
	High	Low
First Qtr.	$1.95	$0.97
Second Qtr.	1.55	1.00
Third Qtr.	1.25	0.74
Fourth Qtr.	1.00	0.36

	Year Ended December 31, 2005
	High	Low
First Qtr.	$3.35	$1.75
Second Qtr.	3.10	1.85
Third Qtr.	2.60	1.48
Fourth Qtr.	2.05	1.56

The approximate number of shareholders of record of the Company’s common stock as of April 2, 2007 was 126.

The Company has never declared or paid a cash dividend on our common stock and does not anticipate paying any cash dividends on common stock in the foreseeable future. The Certificate of Designation for the Company’s Series B Variable Rate Convertible Preferred Stock, and the Company’s Variable Rate Convertible Debentures due 2009, prohibit the Company from paying cash dividends to holders of common equity.

The following table sets forth certain information regarding sales of equity securities by the Company during the calendar year 2006 in transactions which were not registered under the Securities Act of 1933.

Date of Sale	Securities Sold	Persons to Whom Sold	Consideration Paid	Exemption from Registration Relied Upon
Various dates 1/20/06 - 12/19/06	Options to purchase 3,062,500 shares of common stock	16 employees and directors of the Company	Services	Section 4(2) of Securities Act
Various dates 1/31/06 - 12/20/06	2,060,150 shares of common stock	10 entities	Conversion of Series B Preferred Stock	Section 4(2) and 4(6) of Securities Act
2/29/2006 and 4/13/06	127,487 shares of common stock	33 entities	Preferred stock dividend	Section 4(2) of Securities Act
3/7/06 and 3/8/06	7,348 common shares	2 warrant holder	Cashless exercise of warrants.	Sections 4(2) of Securities Act
5/5/06 & 5/9/06	Warrants to purchase 1,200,000 shares of common stock	5 entities	Short-term debt financing	Sections 4(2) and 4(6) of the Securities Act
5/12/06	Warrants to purchase 1,000,000 shares of common stock	2 entities	Short-term debt extension	Sections 4(2) and 4(6) of the Securities Act
5/24/06	Warrants to purchase 200,000 shares of common stock	1 entity	Equipment Financing	Sections 4(2) and 4(6) of the Securities Act
6/27/06	75,000 shares of common stock	1 consultant	Services	Section 4(2) of Securities Act
7/7/06	Warrants to purchase 1,260,000 shares of common stock	1 entity.	Short-term debt financing	Sections 4(2) and 4(6) of the Securities Act
7/28/06	Warrants to purchase 410,000 shares of common stock	1 entity	Short-term debt extension	Sections 4(2) and 4(6) of the Securities Act
8/18/06	$8,242,542 in Variable Rate Convertible Debentures due 2009 and Warrants to purchase 10,343,474 shares of common stock	19 entities	Long-term debt financing	Sections 4(2) and 4(6) of the Securities Act
9/12/06	125,000 common shares - restricted stock issued but not outstanding	5 directors	Services	Section 4(2) of Securities Act
11/07/6	280,000 common shares	1 entity	Purchase research and development	Section 4(2) of Securities Act
12/14/06	Warrants to purchase 649,892 shares of common stock	43 entities	Consents to debt financing	Section 4(2) of Securities Act

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview:

Summary financial data for our results of operation for the year ended December 31, 2006 appears below:

Year Ended December 31, 2006
Revenue from continuing operations	$550,498
Net loss	$(13,137,513)
Net loss attributable to common shareholders	$(13,660,555)

The Company had net losses for the years ended December 31, 2006 and 2005, had an accumulated deficit at December 31, 2006, and does not have adequate liquidity to fund its operations through fiscal 2007. Since the Company does not have significant operating history in the AWP market, it is uncertain whether the Company can generate revenues necessary to sustain its business. At this time, the Company requires additional capital to fund operating losses. Without additional financing, our management currently believes we will not have cash sufficient to continue operations through April 2007.

For the first quarter of 2007, the Company expects revenues to be below that of the fourth quarter of 2006 due to the removal and redeployment of some of its games during the quarter. The Company’s revenue growth has also been constrained due to a lack of necessary operating capital. Provided the Company can raise the necessary operating capital, the Company anticipates revenues to increase in subsequent quarters as it installs more of its games.

The Company currently has installed approximately 850 games, of which 529 games have been redeployed to other locations or are in the process of being moved. The Company has agreements signed and a backlog of over 4,000 machines as of April 13, 2007, which orders the Company expects to fulfill in the next 12 to 24 months.

Pursuant to the Master Loan Agreement entered into with PDS Gaming Corporation on June 29, 2006, it is an event of default if the Company does not pay its principal and interest payments when due or if the Company becomes insolvent, defined as liabilities greater than assets. At December 31, 2006, the Company was insolvent and subsequently, the Company was delinquent on its principal and interest payments. Upon an occurrence of an event of default, PDS may at any time declare all unmatured obligations immediately due and payable. As of April 17, 2007, the Company has not received notice from PDS declaring the Company’s obligations immediately due and payable.

As a result of the defaults on the PDS Gaming Corporation promissory notes, pursuant to the Company’s outstanding Variable Rate Convertible Debentures due February 18, 2009, an event of default occurs if the Company is in default under any other indebtedness obligation exceeding $150,000. As a result of the defaults on the PDS Gaming Corporation promissory notes, the Company is in default on those certain covenants in the Variable Rate Convertible Debentures. Upon an event of default, at the debentureholders’ election, the amount owing the holders will become immediately due and payable at 130% of the outstanding balance along with interest at the lesser of 18% or the maximum rate permitted under applicable law. As of April 14, 2007, the Company has not received notice from any debentureholders requiring acceleration of amounts due under the debenture.

Results of Operations:

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. The Company’s revenues from continuing operations for the years ended December 31, 2006 and 2005 were $550,498 and $0 respectively. The revenues reported relate to the AWP business, which began generating revenues in August 2006. The Company had no revenue-producing sales in 2005.

Cost of Revenues and Gross Profit. The Company’s cost of revenues from continuing operations for the year ended December 31, 2006 was $1,247,576, compared to $1,517 for the year ended December 31, 2005. The large increase resulted from the Company beginning to place and generate revenue from its AWP machines in 2006. The cost of revenues in 2005 relate to installation of the Company’s games on a trial basis.

Gross loss for the year ended December 31, 2006 was $697,078 compared to $1,517 for the year ended December 31, 2005. The loss was due to low recurring revenue from initial placements in 2006 relative to initial installation, maintenance, depreciation and other costs arising from initial installations. The 2005 loss was due to no revenue being generated for the initial installation of AWP machines on a trial basis.

Research and Development Expenses. Research and development expenses for continuing operations for the year ended December 31, 2006 were $1,908,541, compared to $963,272 for the year ended December 31, 2005. The increase was due to the Company shifting development from its Class II and Class III business in 2005 to exclusive development of its AWP products for the entire 2006 fiscal year. Included in research and development expense was non-recurring amortization of long-term technology and distribution rights of $416,667 and $602,151 for the years ended December 31, 2006 and 2005, respectively. Management expects that expenditures for research and product development may increase in future quarters as the Company continues placing its AWP machines in the market and continues to develop and broaden its library of games and titles.

Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2006 were $275,605, compared to $40,492 for the year ended December 31, 2005. The increases in expense primarily resulted from the Company commencing operations in the AWP market with the largest increases consisting of marketing consulting.

General and Administrative Expenses. General and administrative expenses from continuing operations for the year ended December 31, 2006 were $3,371,639, compared to $2,130,374 for the year ended December 31, 2005, an increase of 58%. The increase was due primarily to $1,324,543, of expense related to employee stock options in connection with the adoption of FASB 123(R) which requires stock options to be expensed as they vest. This was partially offset by a reduction in consultant option and warrant expense of $437,721 which was due to a decrease in the Company’s stock price, resulting in adjustments to the value of the consultant options. In addition, the Company incurred additional costs relating to corporate staff salaries of $332,024 and other corporate expenses.

Termination of Long-Term Technology and Distribution Rights Agreement. The Company recorded a charge for the termination of its long-term technology and distribution rights agreement of $1,707,582 for the year ended December 31, 2006. The charge was necessary due to the Company entering into a Termination and Settlement Agreement with Bally Gaming, Inc. whereby the Company agreed to return all technology and relinquish all distributions rights acquired from Bally. The charge reflects the unamortized balance of the technology and distribution rights asset of $3,981,184 and prepaid license fees of $187,500, less the note payable balance due Bally of $2,250,000 and accrued interest and other liabilities due Bally and from which they released the Company pursuant to the agreement.

Other Expense. Other expense was $4,931,471 for the year ended December 31, 2006, compared to $2,950,180 for the year ended December 31, 2005. The increase in other expense is primarily due to $2,030,940 of debt extinguishment expense associated with modifications to debt arrangements, including warrants issued relating to debt issuance of $553,720; an increase of $219,879 of amortization of original issue discount, offset in part by a decrease of $763,647 in the amortization of the debt issuance costs.

Loss From Discontinued Operations. The loss from discontinued operations was $245,597 and $4,035,500 for the years ended December 31, 2006 and 2005 respectively. The decrease in loss between the comparable periods was due to the Company’s decision to discontinue its Class II and Class III business in December 2005, which resulted in very little discontinued operations activity in 2006. The 2005 loss included a charge for $2,268,652 related to the write-down of Class II and Class III inventory and equipment. Without taking into account the effect of this charge, the loss in 2005 was $1,766,848.

Preferred Stock Dividend. Preferred stock dividends were $532,042 and $3,524,144 for the years ended December 31, 2006 and 2005, respectively. The 2005 amount included a deemed dividend of $3,412,860 associated with a beneficial conversion feature on the Series B Variable Rate Convertible Preferred Stock.

Net Loss Attributable to Common Shareholders. The Company incurred a net loss of $13,660,555 for the year ended December 31, 2006, compared to a net loss of $13,645,479 for the prior year. The net losses for 2006 differed from the 2005 loss due primarily to increased research and development, general and administrative, impairment of long-term technology and distribution rights and prepaid license fees and interest expense in 2006, offset by greater losses from discontinued operation and the deemed dividend on preferred stock in 2005.

Liquidity and Capital Resources:

Overview

The Company had negative working capital of $10,538,790 and positive working capital of $1,260,338 at December 31, 2006 and 2005, respectively. During 2006, cash used in operations was $9,588,592, and the primary uses of cash were to fund the Company’s net loss, acquire inventory and purchase redemption product licenses. These uses were partially offset by non-cash charges related to stock options and warrants issued for services, amortization of original issue discount, stock based compensation expense, impairment charges, debt extinguishment expenses and depreciation and amortization. During 2005, cash used in operations was $3,937,338, and the primary uses of cash were to fund the Company’s net loss. These uses were partially offset by non-cash charges related to stock options and warrants issued for services, amortization of original issue discount, stock based compensation expense, impairment charges, and depreciation and amortization.

Cash used in investing activities was $325,247 and $2,212,066 for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, $210,612 was used to purchase property and equipment. For the year ended December 31, 2005, $2,000,000 of cash was used in the purchase of the technology and distribution rights from Bally and $215,238 was used to purchase property and equipment.

Cash provided by financing activities was $8,257,258 and $5,374,955 for the years ended December 31, 2006 and 2005, respectively. Cash provided by financing activities in 2006 included $5,117,947 of long-term equipment financing, sale of convertible debentures of $3,954,915, short-term debt of $1,455,000, offset by cash payments on notes payable of $1,391,183 and $844,896 of preferred stock dividends and debt financing costs.

Financings

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

On October 27, 2005, the Company offered and sold an aggregate of 7,420 shares of Series B Variable Rate Convertible Preferred Stock, together with five-year warrants to purchase an aggregate of 4,637,500 shares of common stock at $1.84 per share. The preferred shares were originally convertible into an aggregate of 4,637,500 of common stock at a conversion price of $1.60 per share. Of the 7,420 shares of preferred stock sold, subscriptions for an aggregate of 1,230 shares were accepted, in lieu of cash, upon conversion of $1,230,000 of the principal amounts of nine unsecured short-term promissory notes made to the Company. Sales of the preferred stock and warrants raised an aggregate of $7,420,000 in gross proceeds (which figure includes the conversion of $1,230,000 of principal amount of loans made to the Company) less approximately $615,000 in sales commissions payable in cash. In addition to cash compensation, selling agents received five-year warrants to purchase an aggregate of 695,624 shares of the Company’s common stock at an exercise price of $1.84 per share. In connection with the preferred stock offering, the Company was required by the purchase agreement to register the common shares issuable upon conversion of the preferred stock, warrants and other shares issuable under the agreement. The Company filed a registration statement which was declared effective on December 23, 2005.

Pursuant to the rights included in the Series B Variable Rate Convertible Preferred Stock Certificate of Designation (as amended), the Company offered shares of the Company’s common stock in lieu of a cash payment for dividends payable on April 1, 2006, to the holders of such preferred shares. For such payment, the Company’s board of directors approved a conversion rate of $1.10 per share. Shareholders representing 86% of the outstanding preferred shares elected to receive common shares in lieu of cash. Also pursuant to the terms of the Certificate of Designation, the conversion price of the preferred shares was reduced to $1.00 on August 18, 2006, as a result of the Company’s offer and sale of its Variable Rate Convertible Debentures due 2009.

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

Pursuant to the Master Loan Agreement, it is an event of default if the Company becomes insolvent, defined as liabilities greater than assets. In addition, after the first twelve months after the first closing date, the Company is required to maintain a targeted fixed charge coverage ratio of at least 1.1 to 1 for the following twelve months. The fixed charge coverage ratio is defined as EBITDA for such period to fixed charges, defined as required principal payments on all debt during the same period plus taxes payable during the same period.

Between May 5 and May 9, 2006, the Company obtained a total of $600,000 of short-term loans for operating capital. In connection with these transactions, the Company issued promissory notes accruing interest at a per annum rate equal to one plus the prime rate, and originally due on July 31, 2006. The Company also issued the lenders five-year warrants for the purchase of an aggregate of 1,200,000 shares of common stock at $1.84 per share. On August 18, 2006, one of the notes was exchanged for $100,000 of the Company’s newly issued convertible debentures. The remaining notes and accrued interest were subsequently paid in cash.

On July 7, 2006, the Company issued a secured short-term promissory note to Rockmore Investment Master Fund, Ltd. in exchange for a total of $630,000 to be used for operating capital. The promissory note accrued interest at the rate of 11% per annum, with all principal and interest under the note originally due no later than August 7, 2006. The Company also issued the lender a five-year warrant to purchase up to 1,260,000 shares of common stock at $1.84 per share. At the noteholder’s option, the promissory note (including accrued interest) was convertible into any Company securities sold in a subsequent offering consummated during the time the note was outstanding. On August 18, 2006, all principal and interest under this note was converted into our Variable Rate Convertible Debentures due 2009, pursuant to a Securities Purchase Agreement dated August 17, 2006 (see below).

On July 25, 2006 the Company entered into a financing transaction with Hawkeye Commodity Promotions, Inc. for the purchase of inventory. Total indebtedness equaled $1,463,000 and provides for interest at 14.5% per annum, and payments computed on a 36-month amortization but with a balloon payment due after 24 months (i.e., on July 25, 2008).

On August 18, 2006, Spectre offered and sold an aggregate of $8,242,549 in Variable Rate Convertible Debentures due 2009, together with warrants to purchase an aggregate of 10,343,474 shares of common stock at $1.10 per share, solely to accredited investors in a private placement offering exempt from registration under the Securities Act of 1933. In connection with this transaction, the Company entered into a Securities Purchase Agreement pursuant to which securities were offered and sold in exchange for cash subscriptions, the surrender and cancellation of certain bridge promissory notes, and the surrender and cancellation of certain shares of Series B Variable Rate Convertible Preferred Stock. At the holder’s option, the debentures are convertible into common stock at a conversion price of $1.00 per share, subject to adjustment. In the transaction, the Company received gross cash subscriptions aggregating $4,433,953, surrendered bridge promissory notes (plus accrued interest thereon) aggregating $737,784, and surrendered Series B Variable Rate Convertible Preferred Stock (plus accrued dividends thereon) aggregating $3,070,811.

From December 18, 2006 through January 29, 2007, the Company sold to 29 investors unsecured term promissory notes in the aggregate principal amount of $626,650. All principal due under the notes is payable in cash only and due and payable in full on the one-year anniversary of the issuance of the notes. Interest on the principal amount accrues at the per annum rate of 55%, and is payable, in advance, in shares of the Company’s common stock, valued at $1.10 per share, subject to adjustment as set forth in the notes. Payments of principal under the notes are subordinate to the Company’s obligations under Variable Rate Convertible Debentures due 2009.

On March 16, 2007, the Company delivered to PDS Gaming Corporation a Term Promissory Note dated December 18, 2006, in the principal amount of $320,400, with interest payable in Company common stock with interest at 55% per annum, valued at $1.10 per share. The note is due on December 18, 2007. The purpose of the note was to defer certain payments to PDS Gaming under a Royalty Agreement entered into on June 29, 2006, which were, or were to become, due from December 1, 2006 through November 1, 2007.

Anticipated Financing Needs

The Company anticipates that it will expend significant resources in 2007 acquiring machines to be placed in amusement centers on either a fixed lease or a participation basis. Once placed in service, these machines are transferred to fixed assets. In addition, the Company expects that research and product development, sales and marketing, and general and administrative expenses will also increase as the Company adds additional personnel and incurs other costs associated with placing and marketing its AWP machines and for other corporate purposes. Over the next 12 months, the Company expects to spend a significant amount on capital equipment purchases primarily for AWP machines, and for such purpose expects to seek financing.

The Company believes it does not have sufficient cash to fund operations through April 2007. The Company is engaged in efforts to secure financing for its operations. Nevertheless, the Company may not be able to secure financing, if at all, on terms favorable or acceptable to the Company. In the absence of additional financing, the Company would likely be forced to consider a variety of strategic alternatives, including but not limited to liquidating some or all of the Company’s assets or discontinuing operations. If the Company is forced to liquidate its assets, it may not be able to realize the carrying value of those assets. Moreover, even if financing is obtained, the Company expects that its ability to continue operations in the future will be materially dependent on its ability to generate or raise sufficient additional working capital. The Company continues to seek opportunities which will maximize the utilization and revenue potential of its assets and believes that it can ultimately generate the necessary working capital through continued placement of its AWP games and other utilization of its technology.

Pursuant to the Master Loan Agreement entered into with PDS Gaming Corporation on June 29, 2006, it is an event of default if the Company does not pay its principal and interest payments when due or if the Company becomes insolvent, defined as liabilities greater than assets. At December 31, 2006, the Company was insolvent and subsequently, the Company was delinquent on its principal and interest payments. Upon an occurrence of an event of default, PDS may at any time declare all unmatured obligations immediately due and payable. As of April 17, 2007, the Company has not received notice from PDS declaring the Company’s obligations immediately due and payable.

As a result of the defaults on the PDS Gaming Corporation promissory notes, Pursuant to the Company’s outstanding Variable Rate Convertible Debentures due February 18, 2009, an event of default occurs if the Company is in default under any other indebtedness obligation exceeding $150,000. As a result of the defaults on the PDS Gaming Corporation promissory notes, the Company is in default on those certain covenants in the Variable Rate Convertible Debentures. Upon an event of default, at the debentureholders’ election, the amount owing the holders will become immediately due and payable at 130% of the outstanding balance along with interest at the lesser of 18% or the maximum rate permitted under applicable law. As of April 14, 2007, the Company has not received notice from any debentureholders requiring acceleration of amounts due under the debenture.

As of April 13, 2007, the Company had not made a principal payment of $229,000, plus accrued interest, that originally became due December 31, 2006, on a promissory note held by Parklane Associates LLC and secured by substantially all of the assets of the Company. The note was originally issued and due to Pandora Select Partners, L.P. on September 10, 2004, but was acquired by Parklane in May 2006. Parklane paid for this purchase by issuing a substantially identical promissory note to Pandora Select Partners. Since January 1, 2007, the Company has made principal payments to Parklane in the aggregate amount of $146,000. In addition, the Company had not made interest payments on its Variable Rate Convertible Debentures totaling approximately $298,500 and dividends on its Series B Variable Rate Convertible Preferred Stock totaling approximately $63,500, which were due on December 31, 2006 and January 1, 2007, respectively. Since such due dates, the Company has received consents, representing 98% of amounts due to debenture holders and 100% of amounts due to preferred holders, to defer such interest and dividends due on January 1, 2007 and any additional amounts that will accrue and become payable in 2007, until January 1, 2008.

On February 8, 2007, Pandora Select Partners filed a confession of judgment against Parklane and three individual grantors of the debt Parklane owes to Pandora Select Partners, including Ronald E. Eibensteiner, D. Bradly Olah, and Wayne W. Mills. As of April 13, 2007, however, the Company had not received any notice of default from Parklane. In the event the Company receives such a notice, it will have ten days to make payment in full to Parklane prior to defaulting under the terms of the promissory note.

The following summarizes the Company’s contractual obligations at December 31, 2006 (See Notes 10-14, 18).

	Total	1 Year or Less	1-3 Years	4-5 Years	Over 5 Years
Short-term debt	$14,657,773	$14,657,773	$-	$-	$-
Long-term debt	1,320,175	450,462	860,943	8,770	-
Operating leases	164,013	92,834	71,179	-	-
Consultants & Royalties (1)	1,359,500	479,375	694,625	185,500	-
Total	$17,501,461	$3,775,836	$12,509,468	$1,216,157	$-

(1) Excludes undeterminable royalties due Mirabella, Smith, & McKinnon Inc. based on performance of AWP machines

License-Related Obligations

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

Effective June 28, 2006, the Company also entered into a Technology Agreement governing the Company’s use of certain intellectual property of Bally and related matters. The Technology Agreement provides that (i) Bally grants the Company a perpetual non-exclusive license to use certain proprietary technology of Bally in connection with up to a maximum of 875 “redemption product licenses,” (ii) the “redemption product licenses” may be used with respect to any new or used gaming cabinet manufactured by Bally that will be used as AWP or redemption gaming machines, (iii) the Company purchases from Bally 175 gaming cabinets at a price of $8,250 per cabinet, (iv) the Company purchases from Bally 500 redemption product licenses at a cost of $3,000 per license, and (v) the Company will order from Bally 375 additional redemption product licenses on or prior to July 10, 2006 at a cost of $1,600 per license. At December 31, 2006, the Company had completed the purchase of the 175 game cabinets and all 875 redemption technology licenses from Bally, and has recorded an asset for prepaid product licenses of $2,100,000 with a remaining balance of $64,000 at December 31, 2006. As the Company placed its AWP machines that include Bally hardware, the Company has added the cost of a prepaid product license to the leased machine cost and is depreciating that cost over the life of the asset.

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet arrangements.

New Accounting Pronouncements

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

The Financial Accounting Standards Board has published FASB interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty of Income Taxes”, to address the non-comparability in reporting income tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest and penalties, accounting interim periods, disclosures and transition. FIN No. 48 applies to fiscal years beginning after December 15, 2006, with the earlier adoption permitted. The Company is currently evaluating the effects of FIN No. 48 but does not expect the adoption of FIN No. 48 to have a material impact on the financial statements.

Critical Accounting Policies

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) property, plant and equipment, (c) inventory, (d) intangible assets (e) the valuation of stock-based compensation awarded and (f) accounting for debt with detachable warrants. The Company derives its revenues primarily two ways, through fixed rate leasing and participation arrangements with its customers. Under both arrangements, the Company retains ownership of the equipment installed at a customer site and under the participation arrangements, receives revenue based on a percentage of the hold per day generated by each AWP game system, which is generally considered both realizable and earned at the end of each day. The Company accounts for the participation agreements as operating leases. Property, equipment and leasehold improvements and leased equipment were stated at cost. Depreciation of an asset was recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Inventory, which consists principally of AWP products and related materials, are stated at the lower of cost (determined on the specific identification method) or market. Acquired intangible assets are recorded at their estimated fair market value on the acquisition date and are being amortized on a straight-line basis over five years. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values. The Company’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility and estimates regarding projected employee stock option exercise behaviors and forfeitures. The Company recognizes the expense related to the fair value of the award straight-line over the vesting period. The gross proceeds on debt were allocated between the notes and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount and the fair value of the warrants is amortized over the life of the promissory notes using the straight-line method, which approximates the interest method.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Spectre Gaming, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Spectre Gaming, Inc. as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment.”

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectre Gaming, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had net losses for the years ended December 31, 2006 and 2005, had an accumulated deficit at December 31, 2006 and may not have adequate liquidity to fund its operations through out fiscal 2007. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
April 13, 2007

Spectre Gaming, Inc.
Balance Sheets
	As of December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$250	$1,656,831
Accounts receivable, net	38,519	-
Other receivables, net	12,593	9,722
Inventories	430,498	300,009
Deposits	280	20,050
Current assets of discontinued operations	102,634	536,217
Prepaid royalties	293,275	-
Prepaid expenses	148,440	57,566
Debt issuance costs, net	801,399	-
Total current assets:	1,827,888	2,580,395

Property, equipment and leasehold improvements, net	154,593	66,231
Leased equipment, net	7,207,828	109,629
Long-term technology and distribution rights, net	-	4,397,849
Prepaid license fees	-	187,500
Debt issuance costs, net	21,409	-
Prepaid redemption product licenses, net	257,333	-
Other assets of discontinued operations	-	163,500
Other assets	11,436	11,436
Total Assets:	$9,480,487	$7,516,540

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$450,271	$1,500,000
Short-term debt, net	1,670,400	1,500,000
Equipment financing debt	4,551,881	-
Debentures payable, net	4,154,164	-
Accounts payable	843,343	69,635
Accrued expenses Liabilities of discontinued operations	696,619 -	467,870 303,228
Total current liabilities:	12,366,678	3,840,733

Long-term debt, less current portion	869,907	750,000
Total liabilities
SHAREHOLDERS’ EQUITY (DEFICIT):	13,236,585	4,590,733
Capital stock, par value $.01 per share, 100,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares -- 466,666
Issued and outstanding shares: 43,334 shares ($65,001 liquidation preference)	433	433
Series B Variable Rate Convertible Preferred Stock, par value $.01 shares: Authorized shares -- 30,000 Issued and outstanding shares: 2,251 and 7,420 shares at December 31, 2006 and 2005, respectively ($2,250,950 and $7,420,000 liquidation preference at December 31, 2006 and 2005, respectively)	23	74
Common stock, par value $.01 per share: Authorized shares - 99,503,334
Issued shares, 16,231,924 and 13,520,439 at December 31, 2006 and 2005 respectively; outstanding shares, 16,106,924 and 13,520,439 at December 31, 2006 and 2005, respectively	161,069	135,204
Additional paid-in capital	44,042,445	37,208,067
Accumulated deficit	(47,914,045)	(34,253,490)
Deferred equity compensation	(46,023)	(164,481)
Total shareholders’ equity (deficit):	(3,756,098)	2,925,807

Total liabilities and shareholders’ equity (deficit):	$9,480,487	$7,516,540

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Operations

	For the Years ended December 31,
	2006	2005

REVENUE:
Sales	$550,498	$-

Cost of revenues	1,247,576	1,517
Gross loss	(697,078)	(1,517)

OPERATING EXPENSES:
Research and development	1,908,541	963,272
Sales and marketing	275,605	40,492
General and administrative	3,371,639	2,130,374
Termination of long-term technology and distribution rights agreement and prepaid license fees	1,707,582	-
Total Operating Expenses:	7,263,367	3,134,138

Operating loss	(7,960,445)	(3,135,655)

OTHER INCOME (EXPENSE):
Interest income	31,045	31,126
Interest expense	(2,931,576)	(2,981,306)
Debt Extinguishment	(2,030,940)	-
Other income (expense)	(4,931,471)	(2,950,180)
Loss from Continuing operations	(12,891,916)	(6,085,835)

Loss from discontinued operations	(245,597)	(4,035,500)
Net Loss:	(13,137,513)	(10,121,335)
Preferred Stock Dividends	523,042	3,524,144
Net Loss attributable to common shareholders	$(13,660,555)	$ (13,645,479)

NET LOSS PER COMMON SHARE BASIC AND DILUTED:
Loss from continuing operations	$(0.90)	$(0.45)
Loss from discontinued operations	(0.02)	(0.30)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(0.96)	(1.01)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	14,298,304	13,456,045

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Shareholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Variable Rate Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Equity	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Deficit)
Balance at December 31, 2004	206,667	$2,067	-	$-	12,888,213	$128,882	$25,087,624	$(923,625)	$(20,608,011)	$3,686,937
Sale of preferred stock, net of issuance costs	-	-	6,190	62	-	-	5,574,938	-	-	5,575,000
Conversion of notes payable to preferred stock	-	-	1,230	12	-	-	1,229,988	-	-	1,230,000
Conversion of preferred stock to common stock	(163,333)	(1,634)	-	-	368,617	3,686	(2,052)	-	-	-
Exercise of stock options	-	-	-	-	93,500	935	13,090	-	-	14,025
Cashless exercise of warrants	-	-	-	-	6,753	68	(68)	-	-	-
Conversion of note payable to common stock	-	-	-	-	163,356	1,633	340,503	-	-	342,136
Issuance of options and warrants for services	-	-	-	-	-	-	(56,880)	-	-	(56,880)
Amortization of deferred equity compensation	-	-	-	-	-	-	-	759,144	-	759,144
Issuance of stock warrants related to notes payable	-	-	-	-	-	-	1,608,064	-	-	1,608,064
Net loss	-	-	-	-	-	-	-	-	(10,121,335)	(10,121,335)
Preferred stock dividends	-	-	-	-	-	-	3,412,860	-	(3,524,144)	(111,284)
Balance at December 31, 2005	43,334	433	7,420	74	13,520,439	135,204	37,208,067	(164,481)	(34,253,490)	2,925,807
Issuance costs on sale of preferred stock	-	-	-	-	-	-	(40,000)	-	-	(40,000)
Issuance of common stock to replace stock options (Note 5)	-	-	-	-	75,000	750	(750)	-	-	-
Conversion of preferred stock to common stock	-	-	(2,154)	(21)	2,060,150	20,602	(20,581)	-	-	-
Exercise of stock options	-	-	-	-	36,500	365	5,110	-	-	5,475
Cashless exercise of warrants	-	-	-	-	7,348	73	(73)	-	-	-
Issuance of options and warrants for services	-	-	-	-	-	-	1,459,205	-	-	1,459,205
Amortization of deferred equity compensation	-	-	-	-	-	-	(34,762)	118,458	-	83,696
Issuance of stock warrants related to notes payable and debt extinguishment	-	-	-	-	-	-	3,344,271	-	-	3,344,271
Issuance of common stock for purchased research and development	-	-	-	-	280,000	2,800	179,700	-	-	182,500
Conversion of preferred stock to debentures payable	-	-	(3,015)	(30)	-	-	(3,015,120)	-	-	(3,015,150)
Discount on debentures payable	-	-	-	-	-	-	4,809,863	-	-	4,809,863
Compensation expense related to restricted stock awards	-	-	-	-	-	-	8,554	-	-	8,554
Common stock issued in lieu of cash for preferred stock dividends	-	-	-	-	127,487	1,275	138,961	-	-	140,236
Net loss	-	-	-		-	-	-	-	(13,137,513)	(13,137,513)
Preferred stock dividends	-	-	-	-	-	-	-	-	(523,042)	(523,042)
Balance at December 31, 2006	43,334	$433	2,251	$23	16,106,924	$161,069	$44,042,445	$(46,023)	$(47,914,045)	$(3,756,098)

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Cash Flows

	For the Years ended December 31,
	2006	2005
Operating activities
Net loss	$(13,137,513)	$(10,121,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452,420	233,242
Loss on sale of property and equipment	27,469	4,811
Common stock issued for purchased research and development	182,500	-
Impairment of AWP equipment in inventory	106,810	1,361,594
Impairment of leased equipment	-	907,058
Impairment of long-term technology and distribution rights	1,707,582	-
Common stock issued for distribution agreements	-	-
Stock, stock options, warrants and restricted stock issued for services and compensation expense	1,551,455	702,264
Amortization of original issue discount	1,842,056	1,622,177
Amortization of debt issuance costs	126,354	890,001
Amortization of long-term technology and distribution rights	416,665	602,151
Debt extinguishment	2,030,940	-
Change in allowance for doubtful accounts	9,965	-
Changes in operating assets and liabilities:
Accounts receivable	(48,484)	7,347
Other receivables	33,885	(105,126)
Inventories	(3,632,504)	(111,695)
Prepaid redemption product licenses	(2,100,000)	-
Deposits	31,603	14,589
Prepaid expenses	(82,662)	(28,839)
Accounts payable and accrued expenses	892,867	84,423
Net cash used in operating activities:	(9,588,592)	(3,937,338)

Investing activities
Net proceeds from sale of property and equipment	25,365	3,172
Purchases of property, equipment and leasehold improvements	(210,612)	(215,238)
Purchase of video redemption game licenses	(140,000)	-
Technology and distribution rights	-	(2,000,000)
Net cash used in investing activities:	(325,247)	(2,212,066)

Financing activities
Debt financing costs	(470,124)	(105,000)
Exercise of stock options	5,475	14,025
Proceeds from sale of convertible debenture, net of issuance costs	3,954,915
Proceeds from the sale of preferred stock, net of issuance costs	-	5,575,000
Proceeds from notes payable and common stock warrants issued	-	2,530,000
Proceeds from short-term debt	1,455,000	-
Proceeds from long-term debt	5,117,947	-
Payments on short-term and long-term debt	(1,391,183)	(2,527,786)
Issuance costs from sale of preferred stock	(40,000)
Preferred stock dividend	(374,772)	(111,284)
Net cash provided by financing activities:	8,257,258	5,374,955
Decrease in cash and cash equivalents	(1,656,581)	(774,449)
Cash and cash equivalents at beginning of year	1,656,831	2,431,280
Cash and cash equivalents at end of year:	$250	$1,656,831

Supplemental cash flow information
Cash paid for interest	$618,176	$392,087
Non-cash Investing and Financing Activities:
Common stock issued for payment on convertible notes payable	-	342,136
Warrants issued relating to debt issuance	553,720	723,775
Conversion of preferred stock to common stock	20,602	3,686
Conversion of Series B convertible preferred stock to convertible debentures payable	3,015,150	-
Conversion of preferred dividends to convertible debentures payable	55,661	-
Warrants issued for guarantees on bridge loans	-	578,064
Conversion of preferred dividends to common stock	140,236
Warrants issued in connection with short-term and long-term debt	3,821,697	1,030,000
Inventory transferred to leased AWP equipment, net of reserve	7,271,037	523,775
Note payable in exchange for inventory	1,463,050	-
Unsecured promissory note in exchange for long-term technology and distribution rights	-	3,000,000
Return of fixed assets and inventory for credit against accounts payable	-	100,000
Accrued expenses in exchange video redemption game licenses	100,000	-
Conversion of short-term debt to convertible debentures	730,000	-
Conversion of accrued interest on short-term debt to convertible debentures	7,784	-
Conversion of notes payable to preferred stock	-	1,230,000
Other receivable in exchange for the sale of property and equipment	-	7,768
Deemed preferred stock dividend	-	3,412,860
Short-term promissory note issued for prepaid royalties	320,400	-
Redemption product licenses transferred to leased AWP equipment	2,036,000	-

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Notes to Financial Statements
For the years ended December 31, 2006 and 2005

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

In May 2005 the Company acquired the exclusive license to a proprietary technology (Alpha-AWP) for the development and deployment of casino-style redemption or amusement-with-prize (AWP) games. The Company has developed AWP games and distributes the games to operators at various retail, commercial and entertainment venues in the United States which allow for such devices. In December 2005, the Company made the decision to focus its efforts exclusively in the AWP market.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the years ended December 31, 2006 and 2005, had an accumulated deficit at December 31, 2006 and does not have adequate liquidity to fund its operations through fiscal 2007. As of the date of this annual report, the Company’s current liabilities exceed current assets. To service its debt, the Company must produce sufficient operating revenue or raise additional capital. If the Company relies in whole or in part on financing, debt financing may involve restrictive covenants and equity financing will result in dilution to our common shareholders. Nevertheless, the Company may not be able to successfully obtain any financing at all. If we cannot produce revenue sufficient to service and repay our debt, or successfully obtain financing for that purpose, the Company will likely be forced to consider various strategic alternatives, including but not limited to liquidating some or all assets, ceasing some or all operations, and bankruptcy. In addition, the Company may be subject to foreclosures by its secured creditors. Since the Company does not have significant operating history in the AWP market, it is uncertain whether the Company can generate net cash flows necessary to sustain its business. The Company is currently engaged in fund raising activities and continues to seek opportunities to maximize the utilization and revenue generating potential of its assets. However, the Company’s management has been focused on procuring funds to operate the business and recently has been unable to invest the necessary resources required for further placement of games. Nevertheless, there can be no assurance the Company will raise the necessary capital to fund its business. If the Company is not successful in raising additional funds it will not be able to continue as a going concern. This could result in bankruptcy and/or liquidation of its assets, in which case the Company may not realize the carrying value of its assets. The financial statements do not include any adjustments that might result from the outcome of this condition.

Pursuant to the Master Loan Agreement entered into with PDS Gaming Corporation on June 29, 2006, it is an event of default if the Company does not pay its principal and interest payments when due or if the Company becomes insolvent, defined as liabilities greater than assets. At December 31, 2006, the Company was insolvent and subsequently, the Company was delinquent on its principal and interest payments. Upon an occurrence of an event of default, PDS may at any time declare all unmatured obligations immediately due and payable. As of April 13, 2007, the Company has not received notice from PDS declaring the Company’s obligations immediately due and payable.

As a result of the defaults on the PDS Gaming Corporation promissory notes, pursuant to the Company’s outstanding Variable Rate Convertible Debentures due February 18, 2009, an event of default occurs if the Company is in default under any other indebtedness obligation exceeding $150,000. As a result of the defaults on the PDS Gaming Corporation promissory notes, the Company is in default on those certain covenants in the Variable Rate Convertible Debentures. Upon an event of default, at the debentureholders’ election, the amount owing the holders will become immediately due and payable at 130% of the outstanding balance along with interest at the lesser of 18% or the maximum rate permitted under applicable law. As of April 14, 2007, the Company has not received notice from any debentureholders requiring acceleration of amounts due under the debenture.

The Company will work with PDS Gaming Corporation and the Variable Rate Convertible Debenture holdings to obtain waivers for the defaults and/or cure and avoid future events of default.

2.	Summary of Accounting Policies

Discontinued Operations. In December, 2005, the Company made the decision to exit the markets for its Class II and Class III gaming equipment. The Company began efforts to close its facilities in Tulsa, Oklahoma and El Cajon, California, terminate its employees and dispose of its remaining inventory and fixed assets in those markets. In accordance with appropriate accounting rules, the Company has reclassified its previously reported financial results to exclude the results of the discontinued operations and these results are presented on a historical basis as a separate line item in the Company’s statement of operations and balance sheets entitled “Discontinued Operations.” All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of continuing operations.

Based on discussions with potential buyers, industry operators, sales efforts and limited sales results, the Company determined that the assets of discontinued operations were impaired. The Company recognized impairment charges in 2005 of $1,361,594 on its gaming equipment in inventory and $907,058 on its previously leased gaming equipment and other fixed assets. During 2006, the Company recorded an additional impairment charge of $106,810 on its gaming equipment in inventory. The remaining assets of discontinued operations are classified as “Current assets of discontinued operations” and “Other assets of discontinued operations” on the balance sheet. Since the remaining value of those assets was based on limited data and management’s best estimate, the Company cannot be certain that it will realize the remaining carrying value of those assets upon their disposition.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, the Company has not included the results of operations of its Class II and Class III business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The loss from discontinued operations for the years ended December 31, 2006 and 2005, respectively, consist of the following:
	For the Years ended December 31,
	2006	2005

REVENUE:
Sales	$5,450	$474,074

Cost of revenues	20,568	367,769
Gross profit	(15,118)	106,305

OPERATING EXPENSES:
Research and development	-	240,482
Sales and marketing	18,462	1,011,951
General and administrative	105,207	620,720
Impairment of gaming equipment in inventory	106,810	1,361,594
Impairment of leased gaming equipment	-	907,058
Total Operating Expenses:	230,479	4,141,805

Net loss from discontinued operations	$(245,597)	$(4,035,500)

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

Accounts Receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The Company recorded a reserve for bad debts of $9,965 against its receivables at December 31, 2006. No allowance was considered necessary at December 31, 2005.

Inventories. Inventories which consists principally of AWP game products and related materials, is stated at the lower of cost (determined on the specific identification method) or market. At December 31, 2006 the Company had $319,604 of finished goods inventory and $110,894 of spare parts and game cabinets. At December 31, 2005 the Company had $120,516 of finished goods inventory and $179,493 of spare parts and game cabinets.

Prepaid Royalties. Prepaid royalties relate to royalties due to PDS Gaming Corporation that were prepaid with the issuance of a short-term note payable (Notes 11 and 13). The prepaid royalties are being amortized over a twelve month period. The Company expensed $27,125 in the year ended December 31, 2006 and will expense the remaining $293,275 in the year ending December 31, 2007.

Leased Equipment and Property, Equipment and Leasehold Improvements. Leased equipment and property, equipment and leasehold improvements were stated at cost. AWP machines placed with customers under participation arrangements are included in leased equipment. Depreciation of these assets is recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Sales and retirements of depreciable property were recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations. During 2006, the Company temporarily removed 301 machines form service and discontinued depreciation on those machines. Upon redeployment at new locations, the Company will depreciate those machines over their remaining useful life. Depreciation and amortization expense on leased equipment and property, equipment and leasehold improvements was $405,753 and $19,398 for the years ended December 31, 2006 and 2005, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. In connection with the change to focus the business on the AWP market, the Company recorded an impairment of $907,058 for the year ended December 31, 2005. There was not an adjustment to the value of the long-lived assets, other than the long-term technology and distribution rights, during the year ended December 31, 2006. Provided the Company can raise sufficient capital to fund its operations, its estimated cash flows on its leased AWP games is adequate to realize their value. However, the Company still has limited operating history in the AWP market and will continue to evaluate the carrying values of is assets in future periods as it gains more operating history, which may result in impairment charges.

Technology and Distribution Rights. The Company’s technology and distribution rights relate to a $5,000,000 fee for redemption technology licensed from Bally Gaming, Inc. The technology and distribution rights were being amortized over the five-year term of the agreement until the agreement was terminated in June 2006. (Note 9)

Prepaid License Fees. Prepaid license fees were originally related to licenses associated with the themes of certain gaming machines which were to be licensed from Bally Gaming, Inc. Effective March 29, 2006, the Company entered into an agreement with Bally to apply these prepaid license fees to future royalty payments, relating to AWP, which were to become due in 2007 and 2008 under the Redemption Technology and Supply Agreement between the Company and Bally, dated May 24, 2005 (as amended). Effective June 28, 2006, the Company entered into a Termination and Settlement Agreement with Bally which resulted in an impairment charge of $187,500 for the balance of the prepaid license fees (Note 9).

Debt Issuance Costs. The Company capitalizes the costs associated with obtaining debt financing and it amortizes the costs over the term of the debt on a straight-line basis which approximates the effective interest method. Amortization expense for the 2006 was $126,354 and for 2005 was $890,001 respectively. The Company amortizes the costs over the term of the debt which ranges from 30 to 48 months and will have additional amortization of $325,203 in 2007, $430,794 in 2008, $136,131 in 2009 and $57,680 in 2010.

Prepaid Redemption Product Licenses. As of June 30, 2006, the Company had completed the purchase of 875 redemption technology licenses from Bally and recorded an asset for prepaid product licenses of $2,100,000. As the Company places its AWP machines that include Bally hardware, the cost of the license is added to the machine cost and depreciated over the life of the asset (Note 9). As of December 31, 2006, the Company had placed 835 AWP machines in service and had allocated $2,036,000 of license fees to those machines and transferred the value to leased equipment with a remaining balance of $64,000.

On April 30, 2006, the Company entered into a Development and License Agreement with Global Gaming Group to provide game content. The Company capitalized payments of $240,000 to Global Gaming Group and is amortizing them over the three-year life of the agreement. The Company recorded amortization expense of $46,667 in 2006. For the years ending December 31, 2007, 2008 and 2009, the Company will have amortization expense of $80,000, $80,000 and $33,333, respectively.

Deposits. Deposits primarily relate to deposits with part vendors, utility companies and landlords, and deposits placed on corporate credit cards.

Fair Value of Financial Instruments. The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short maturity of these instruments. The fair value of PDS debt and debentures payable should approximate the carrying amounts because of the variable borrowing rate on the debt. However given the significant liquidity issues and lack of operating history it is likely the fair value of this debt is less than the carrying amount. The Company cannot reasonably estimate the respective fair values.

Revenue Recognition. The Company derives its revenues primarily two ways, through fixed rate leasing and participation arrangements with its customers. Under both arrangements, the Company retains ownership of the equipment installed at a customer site and under the participation arrangements, receives revenue based on a percentage of the hold per day generated by each AWP game system, which is generally considered both realizable and earned at the end of each day. The Company accounts for both types of agreements as operating leases.

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

Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any internal software development costs, since such costs have not been significant and the products are released shortly after technological feasibility. Research and development expense for continuing operations was $1,908,541 and $963,272 for the years ended December 31, 2006 and 2005, respectively.

Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options, warrants or restricted stock totaling 38,027,172 shares, could potentially dilute basic loss per common share in subsequent years. All options, warrants and restricted stock outstanding were antidilutive for the years ended December 31, 2006 and 2005. (See Note 6)

Advertising Expense. Advertising costs are charged to operations when incurred. Advertising expense for continuing operations was $10,388 and $9,594 for the years ended December 31, 2006 and 2005, respectively.

Stock-Based Compensation - Employees. On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The amount of expense recorded for the twelve months ended December 31, 2006 was $1,459,205 ($0.10 per share). Based on options and restricted stock grants outstanding at December 31, 2006, the Company estimates the expense to be $2,495,000 from 2007 through 2010.

On September 12, 2006, the Company cancelled options for 1,550,000 shares held by certain officers and directors and an option for 600,000 shares related to a separation agreement entered into with the Company’s former CEO, and reissued options for 2,000,000 shares at $0.88 per share to those same individuals. This cancellation and reissuance of stock options will result in additional expense of approximately $66,000 over the remaining vesting term of the stock options. The options reissued to the former CEO for 450,000 shares vest immediately. This award was accounted for as a modification of awards of equity instruments pursuant to SFAS No. 123(R) and the Company has recognized additional compensation cost of $347,344 for 2006, for the change in fair values of the modified awards.

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

In prior years, the Company applied the intrinsic-value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives were recognized in the prior year financial statements, as all options granted under the stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the periods prior to fiscal year 2006, our net loss per share would have increased to the pro forma amounts indicated below:

For The Year Ended December 31, 2005
Net loss:
As reported	$(13,645,479)
Pro forma	(14,575,696)

Basic and diluted net loss per common share
As reported	$(1.01)
Pro forma	(1.08)

Stock-based compensation
As reported	$-
Pro forma	930,217

The following significant assumptions were utilized to calculate the fair value utilizing the Black-Scholes pricing model:

	Year Ended December 31,
	2006	2005
Risk Free interest rate	4.67%	4.10%
Expected life	4.01 years	4.51 years
Expected volatility	192%	158%
Expected dividends	0%	0%

The volatility factor is based on the Company’s historical stock price fluctuations for a period of approximately 3 years. This period is shorter than the expected life of the options but was deemed more relevant given the significant change in the Company’s business model and strategy. The Company has not issued and does not intend to issue, dividends; therefore, the dividend yield assumption is 0. The Company applied the risk-free interest rate based on the U. S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the contractual period of the options granted. Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options for the twelve months ended December 31, 2006.

Non-employees

At December 31, 2006 and 2005, the Company had outstanding options and warrants to purchase 1,516,666 shares of the Company’s common stock to non-employees, mostly consultants, with exercise prices ranging from $0.75 per share to $3.30 per share and expiring at various times through June 2014. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options on the earlier of the date a performance commitment is met or the date the performance is complete. The Company recorded an expense of $83,696 and $702,264 for the years ended December 31, 2006 and 2005, respectively, in accordance with EITF 96-18. During the years ended December 31, 2006 and 2005, options for 75,000 and 295,000 shares respectively of the Company’s common stock were cancelled.

Income Taxes. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the temporary differences between the financial and income tax reporting bases of assets and liabilities.

Reclassifications. Certain accounts in the prior years financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statement. These reclassifications had no effect on the net loss or shareholders’ equity (deficit).

Recent Accounting Pronouncements. The FASB has published FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect FIN No. 48 to have a material effect on its financial statements.

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

During 2006, an additional 280,000 shares of the Company’s common stock were issued to Streamline upon the achievement of certain development milestones. The shares were valued at the trading price of the Company’s common stock, on the day the milestone was achieved, at $0.65 per share and $182,500 was expensed as purchased research and development. Streamline is majority owned by two individuals who became employees of the Company in 2004.

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

4. Property, Equipment and Leasehold Improvements and Leased Equipment

At December 31, 2006 and 2005, the Company’s leased equipment and property, equipment and leasehold improvements consisted of the following:

	2006	2005	Estimated Useful Lives
Furniture and equipment	$219,046	$79,124	3-5 years
Leasehold improvements	5,380	11,931	12-24 months
Total property, equipment and leasehold improvements	224,426	91,055
Less accumulated depreciation	(69,833)	(24,824)
Total property, equipment and leasehold improvements, net	$154,593	$66,231

Leased equipment	$7,551,236	$111,532	3-4.5 years
Less accumulated depreciation	(343,408)	(1,903)
Total leased equipment	$7,207,828	$109,629

Leased equipment at December 31, 2005 included machines at customer facilities on a test basis.

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

Common Stock

During, 2006, the Company issued 127,487 shares of its common stock, in lieu of cash, as payment of dividends of $140,236 owed to owners of its Series B Variable Rate Convertible Preferred Stock.

During 2006, the Company issued 75,000 shares of its common stock to replace a stock option, in satisfaction of a contractual obligation, noted in the terms of a consulting agreement issued in 2005. The value of the stock option was expensed in the year ended December 31, 2005. Based on accounting guidance from FAS 123(R) related to the modification of stock options, no additional expense was recorded since the fair value after the modificationswas less then the value immediately prior to the modification.

Preferred Stock

The Company has issued and outstanding Series A Convertible Preferred Stock which has voting rights identical to common stock. In the event of liquidation, the Series A Preferred Shareholders receive a liquidation preference. Although no dividends are required with respect to the Series A Preferred Stock, no dividend shall be paid on any shares of common stock unless comparable dividends are paid on the Series A Preferred Stock.

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

During 2005, holders of 163,333 shares of the Company’s Series A Convertible Preferred Stock converted their preferred shares into 368,617 shares of the Company’s $.01 par value common stock. At December 31, 2006 and 2005, there were outstanding 43,334 shares of Series A Convertible Preferred Stock which are convertible into an aggregate of 97,799 shares of the Company’s common stock with a liquidation preference of $65,001.

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

The Company used the Black Scholes pricing model to determine the value of the 4,637,500 warrants and the Series B Variable Rate Convertible Preferred Stock. The value of the preferred stock itself was assumed to be the face value because we were unable to obtain a comparable market based value for the stock. The Company allocated the proceeds received based on the relative fair values. Pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company recognized a deemed dividend on the embedded conversion feature of the preferred stock of $3,412,860.

As a condition of the Series B Variable Rate Convertible Preferred Stock offering, the Company was required to reserve $75,000 of the gross proceeds to make regularly scheduled interest payments on the Pandora Select Partners, L.P. and Whitebox Intermarket Partners, L.P. notes (see note 11). An additional condition of the Series B Variable Rate Convertible Preferred Stock offering, the Company agreed to sell its Class II and Class III gaming machines to an unaffiliated person on or before March 31, 2006. The Company subsequently determined that it could convert the machines for use in AWP, with such conversion subsequently completed.

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

On August 18, 2006, owners of 3,015.15 shares of Series B Variable Rate Convertible Preferred Stock exchanged their preferred shares (together with related accrued dividends of $55,661) for an aggregate of $3,070,811 of the Company’s newly issued Variable Rate Convertible Debentures (Note 14).

During 2006, owners of 2153.9 shares of Series B Variable Rate Convertible Preferred Stock converted those shares into an aggregate of 2,060,150 shares of common stock.

6. Warrants, Stock Options and Restricted Stock

Warrants

During 2003, 16,666 five-year warrants were issued to a consultant and none were exercised. The warrants issued to the consultant are earned and vest as the consultant achieves milestones as described in the consulting agreement. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company has valued and will record an expense related to the warrants as the milestones are achieved. At December 31, 2006 and 2005, no expense has been recorded related to these warrants as no milestones were achieved.

In March 2006, the Company issued 7,348 common shares in a cashless exercise of warrants to purchase 14,140 shares.

In June 2006, the Company entered into a letter agreement with Wayne Mills to reprice 650,000 warrants held by Mr. Mills and entities controlled by him to $1.84. The Company also gave him certain purchase-price adjustment provisions which provide for price and share adjustments if the Company does any dilutive equity offerings. The agreement was entered into as partial consideration for a subordination given by Parklane Associates LLC on a note payable due from Spectre. The Company recorded additional expense of $17,932 related to the repricing.

In August 2006, the completion of the Company’s sale of Variable Rate Convertible Debentures (Note 14) triggered anti-dilution provisions in outstanding warrants to purchase 10,053,125 shares. The effect was to increase the number of warrant shares by an additional 8,292,625 and lower their exercise prices from $1.84 to $2.00 down to $1.00 per share. There was no effect on earnings from the transaction as the warrant instruments required the adjustments be made.

In December 2006, the Company issued 649,892 warrants to purchase common stock at $1.50 per share to holders of the Company’s Series B Variable Rate Convertible Preferred Stock and Variable Rate Convertible Debentures as consideration for consenting to the Company’s short-term debt offering. The Company recorded debt extinguishment expense of $553,720 relating to the issuance of the warrants.

At December 31, 2006, the Company had 33,798,840 warrants outstanding with exercise prices ranging from $0.75 to $3.75. The weighted average price is $1.20 per share. The warrants expire serially through December 2011.

Stock Options

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

In September 2006, the Company’s board of directors adopted the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), and reserved 2,000,000 shares of common stock for issuance under the 2006 Plan. The 2006 Plan permits the grant of both incentive and non-statutory stock options; however, the Company’s shareholders must approve the 2006 Plan on or prior to September 12, 2007 for the Company to issue incentive stock options in conformity with IRS regulations. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of non-statutory options may not be less than 100% of the fair market value of the stock on the date of grant.

During 2006 and 2005, the Company issued options for 450,000 and 2,005,000 shares, respectively, of the Company’s common stock outside of the Company’s stock option plans.

At December 31, 2006, the Company had 1,407,496 exercisable options outstanding with a weighted-average exercise price of $1.20, and a weighted-average remaining contractual life of 4.62 years. At December 31, 2005, the Company had 771,982 exercisable options outstanding with a weighted-average exercise price of $1.87, and a weighted-average remaining contractual life of 7.2 years.

The weighted-average grant date fair market value of options granted to employees during the years ended December 31, 2006 and 2005 was $0.61 and $1.92, respectively.

Using the closing stock price of $0.65 on December 29, 2006, there were options outstanding and exercisable with an intrinsic value of $1,667 at December 31, 2006. The intrinsic value of options exercised in 2006 and 2005 amounted to $35,300 and $150,325 respectively.

The following table summarizes options and warrants to purchase shares of the Company’s common stock:

	Options Outstanding	Weighted Average Exercise Price Per Share of Options	Range of Option Exercise Price	Warrants Outstanding	Weighted Average Exercise Price Per Share of Warrants
Balance at December 31, 2004	2,366,939	$2.04	$0.15 to $6.00	2,697,946	$3.41
Granted	1,607,500	2.17	$1.60 to $2.45	7,949,374	1.64
Exercised	(93,500)	.15	$0.15	(9,917)	.75
Canceled/expired	(438,123)	2.43	$2.00 to $3.50	(180,415)	2.22
Balance at December 31, 2005	3,442,816	2.10	$0.15 to $6.00	10,456,988	2.07
Granted	3,137,500	0.90	$0.76 to $1.50	15,063,367	1.32
Exercised	(36,500)	0.15	$0.15	(14,140)	.75
Canceled/expired	(2,440,484)	1.90	$1.50 to $3.20	-	-
Anti-dilution adjustments	-			8,292,625
Balance at December 31, 2006	4,103,332	$1.22	$0.15 to $6.00	33,798,840	$1.20

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options outstanding			Options exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.15	3,333	6.75	$0.15	3,333	$0.15
$0.75 - $1.10	3,213,333	5.61	0.89	1,131,665	0.92
$1.50 - $2.25	280,000	3.33	2.17	165,832	2.21
$2.40 - $2.50	600,000	6.63	2.48	100,000	2.40
$6.00	6,666	2.70	6.00	6,666	6.00
$0.15 to $6.00	4,103,332	5.60	$1.22	1,407,496	$1.20

Restricted Stock

In September 2006, the Company made restricted stock grants of 125,000 shares to the members of its Board of Directors. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the grantee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The value of such stock was established by the market price on the date of the grant. Compensation expense is being recorded over the applicable restricted stock vesting periods of three years, using straight line vesting. There were no restricted stock awards granted prior to 2006. A summary of the Company’s restricted stock activity for the year ended December 31, 2006 is presented in the following table:

	Shares	Grant Date Fair Value
Unvested, end of year, December 31, 2005	-	-
Granted	125,000	$0.88
Vested	-	-
Forfeited	-	-
Unvested, end of year, December 31, 2006	125,000	$0.88

As of December 31, 2006, there was $101,446 of total unrecognized compensation costs related to the outstanding restricted stock awards which is expected to be recognized over the remaining vesting period of 2.7 years. Recognized compensation expense related to restricted stock awards was $8,554 for the year ended December 31, 2006.

7. Software

On February 3, 2005, the Company and MET executed an amendment to the Software Development Agreement to be effective January 24, 2005. The amendment provides for the Company’s acceptance of MET’s non-conforming delivery of the software in exchange for MET’s reimbursement to the Company of up to $100,000 for all internal and external costs and expenses related to the completion of the software and the Company’s access to MET’s office and warehouse space to facilitate the completion of the software. As of December 31, 2005, $100,000 has been recorded as an other receivable, which is included in current assets of discontinued operations, for expenses related to completion of the software. In connection with the amendment, the Company agreed to release the restrictions on 100,000 shares of common stock immediately and on the remaining 700,000 shares commensurate with revised milestone achievements. The amendment did not change the Company’s ownership rights or limit its risks with respect to the completed software. As a result there were no accounting adjustments or revisions attributable to this amendment. In 2006, the Company wrote down the receivable by $35,000 and has included the balance of $65,000 in assets of discontinued operations.

With the decision to exit the Class II market, the Company ceased to develop on and pursue the use of the MET technology as of December 31, 2005.

8. Distribution Agreement

In June 2004, the Company signed a distribution agreement to become the exclusive distributor of Games of Chance, Inc. (“GOC”). Under the terms of the five-year agreement the Company will issue an aggregate of 200,000 shares of the Company’s common stock, 50,000 shares of which were issuable upon the signing of the agreement with the remaining 150,000 shares issuable in five 30,000-share installments on each of the five anniversaries of the agreement if the Company is still purchasing machines pursuant to the agreement. The shares issued upon the signing of the agreement were expensed at $100,000, their current value on the date of the agreement. In addition, GOC received an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The options vest in increments of 25,000 shares as the Company places or sells 500 GOC machines. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options as the machines are sold. At December 31, 2006 and 2005, there was no expense recorded for these options since it is not likely the Company will meet the 500 machine requirement. As of December 31, 2006 and 2005, the Company had placed only 54 GOC machines. Upon signing, the Company also paid GOC $15,000 related to prior expenses incurred by GOC on behalf of the Company in 2004.

In connection with the distribution agreement the Company signed a five-year consulting agreement (“Consulting Agreement”) with Barry Quick, the spouse of the President of GOC. The Consulting Agreement calls for monthly payments to Mr. Quick of $10,000 and is terminable, without penalty, for cause or non-performance. The agreement was terminated on October 31, 2005. The Company incurred expense of $0 and $100,000 for the years ended December 31, 2006 and 2005, respectively.

With the decision to exit the Class III market, the Company ceased distributing GOC games as of December 31, 2005. The Company had not purchased any additional games since March 2005 and has not issued any additional shares of stock to GOC.

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

Effective on June 28, 2006, the Company entered into a Termination and Settlement Agreement with Bally, pursuant to which the parties terminated their respective obligations under the Redemption Technology and Supply Agreement, including but not limited to the elimination of the Company’s obligation to purchase 1,825 game cabinets and pay royalties to Bally. Under the Termination and Settlement Agreement, the parties also agreed to (i) the mutual release of all claims between the parties, (ii) Bally’s forgiveness of an aggregate of $2,250,000 of outstanding principal, together with accrued but unpaid interest, under a promissory note dated September 5, 2005, originally delivered by the Company in favor of Bally in connection with the Redemption Technology and Supply Agreement, and the return and cancellation of such promissory note, (iii) the Company’s return to Bally of all “Enabling Technology,” as defined in the Redemption Technology and Supply Agreement (with certain limited exceptions), and (iv) the parties’ entry into a Technology Agreement (described below) governing the Company’s future use of certain technology licensed from Bally.

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

Effective on June 28, 2006, and simultaneously with the above-described Termination and Settlement Agreement, the Company entered into a Technology Agreement that governs the Company’s use of intellectual property of Bally and certain related matters. In particular, the Technology Agreement provides that (i) Bally grants the Company a perpetual non-exclusive license to use certain proprietary technology of Bally in connection with up to a maximum of 875 “redemption product licenses,” (ii) “redemption product licenses” may be used with respect to any new or used game cabinet manufactured by Bally that will be used as AWP or redemption game machines, (iii) the Company purchased from Bally 175 game cabinets as of June 28, 2006, at a price of $8,250 per cabinet, (iv) the Company purchased from Bally 500 redemption product licenses as of June 28, 2006, at a per-license cost of $3,000, and (v) the Company will order from Bally 375 additional redemption product licenses on or prior to July 10, 2006 for an aggregate of $600,000 or a per license cost of $1,600.

The Company completed the purchase of the 175 game cabinets in June 2006 and recorded $1,443,750 of inventory and the 875 redemption technology licenses from Bally and has recorded an asset for prepaid product licenses of $2,100,000. As the Company places its AWP machines that include Bally hardware, it will add the cost of a license to the machine cost and depreciate it over the life of the asset. The Company paid the amounts due Bally with proceeds from the notes payable to PDS Gaming Corporation (Note 13). As of December 31, 2006, the Company had allocated licenses totaling $2,036,000 to leased equipment with a balance of $64,000 remaining.

10. Convertible Note Payable

On May 20, 2004, the Company received $1,100,000 in a convertible debt investment from Pandora Select Partners, L.P. (“Pandora”). The note was payable in interest only, at 10% per annum, through August 20, 2004, and thereafter was payable in equal monthly installments over the next 15 months. The note is convertible by Pandora into common stock of Spectre at $2.50 per share, and allows Spectre, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share equal to 90% of the average closing bid price of the common stock over the 30 trading days immediately preceding the payment date. In connection with the financing, Spectre paid a 3% origination fee, issued a fully-vested five-year warrant for the purchase of 200,000 shares of Spectre’s common stock at $2.50 per share, and granted Pandora a security interest in the Company’s assets. The gross proceeds of $1,100,000 were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model. The resulting original issue discount, the fair value of the warrants and the beneficial conversion of the note into common stock as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the promissory note using the straight-line method, which approximates the interest method. The note is convertible by the holder any time in whole or in part upon written notice to the Company. Such conversion is limited to the extent the holder’s beneficial ownership interest would exceed 4.99% of outstanding common stock at conversion. In addition, Spectre agreed to file a registration statement which was declared effective on January 24, 2005. In connection with the financing, the Company also paid a finder’s fee to Blake Capital Advisors, LLC (“Blake”), a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company, of $50,000 and issued a fully-vested five-year warrant for the purchase of 50,000 shares of the Company’s common stock at $2.50 per share and a fully-vested five-year warrant for the purchase of 50,000 shares at $3.00 per share, and paid legal fees of $10,000. The fees and the value of the warrants were recorded as deferred financing costs and were amortized over the life of the convertible debt.

The note was paid in full in 2005. The allocation of the gross proceeds of the convertible note payable is summarized below as of December 31, 2005:

2005
Convertible note payable, total borrowed	$1,100,000
Value of 200,000 warrants allocated to additional paid in capital	(450,000)
Value of beneficial conversion of note payable allocated to additional paid in capital	(340,000)
Convertible note payable, net of original issue discount	310,000
Amortization of original issue discount	790,000
Principal payments on convertible note	(1,100,000)
Convertible note payable, net at December 31,	$0

11. Short-term Debt

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

On March 10, 2005, the Company signed amendments to the two $750,000 secured promissory notes issued to Pandora and Whitebox, extending the due date of the notes to June 10, 2005. The Company subsequently elected to further extend the due dates to September 10, 2005, pursuant to an option contained in the May 10, 2005 amendments. As part of these amendments, the Company agreed to maintain assets whose value equals or exceeds the principal and interest amounts then owned under the notes. For purposes of valuing the assets for compliance under this provision, the Company’s cash is valued at 100%, the Company’s accounts receivable is valued at 80% and the Company’s inventory and fixed assets are valued at 50% of their respective book values. As consideration for the amendments, the Company paid Pandora and Whitebox each $18,750 and amortized the expense over the first extension period. In June 2005, the Company elected to extend the notes to September 10, 2005, and paid Pandora and Whitebox each $18,750 and amortized the expense over the second extension period. On September 28, 2005, the Company entered into Forbearance and Extension Agreements with both Pandora and Whitebox extending the maturity dates of the two notes until September 30, 2006. Pursuant to these agreements, beginning October 10, 2005 and on the tenth day of each month thereafter, the Company was required to pay the accrued interest on the notes.

On May 12, 2006, the Whitebox and Pandora notes were assumed by Rockmore Investment Master Trust Ltd. and Parklane Associates LLC, respectively.  In connection with the note transfer, on May 25, 2006, the Company issued a five-year warrant to purchase up to 500,000 shares of common stock at a per-share price of $1.84 to each of Rockmore and Parklane. The 1,000,000 warrants were issued in consideration for the agreement of such entities to subordinate the Company’s obligations under the acquired notes to the Company’s obligations under the Master Loan Agreement entered into with PDS Gaming Corporation.  The Company determined the issuance of warrants in exchange for the subordination should be treated as a modification of debt. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Exchange of Debt Instruments,” the Company accounted for the fair value of the warrants, using the Black-Scholes pricing model, as debt extinguishment and recorded an expense of $1,104,178 for the year ended December 31, 2006.

Effective July 28, 2006, the note acquired by Rockmore was further modified by extending the due date of that note until September 30, 2007. In connection with the note extension, the Company issued Rockmore a five-year warrant to purchase up to 410,000 shares of common stock at a per-share price of $1.84.  The Company determined the issuance of warrants in exchange for the subordination should be treated as a modification of debt. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification of Exchange of Debt Instruments,” the Company accounted for the warrants at fair value using the Black-Scholes pricing model, as debt extinguishment and recorded an expense of $373,042 for the year ended December 31, 2006.

As of September 30, 2006 the Company had not made the payment due Parklane under the note it acquired from Pandora. Nevertheless, on November 3, 2006, the Company paid $375,000 of the amount due on the Parklane note and entered into a Forbearance and Extension Agreement with Parklane and Pandora, providing for (i) the remaining principal to be due on December 31, 2006, and (ii) an increased interest of 15% per annum for the remaining term. As of December 31, 2006, the Company had not made the payment due Parklane.

The balance outstanding at December 31, 2006 on the Rockmore and Parklane notes was $1,125,000 plus accrued interest of $6,164.

On February 8, 2007, Pandora Select Partners filed a confession of judgment against Parklane and three individual guarantors of the debt Parklane owes to Pandora Select Partners, including Ronald E. Eibensteiner, D. Bradly Olah, and Wayne W. Mills, to enforce their guaranties. As of April 13, 2007, however, the Company has not received any notice of default from Parklane.

On May 5, 2006, the Company borrowed an aggregate of $300,000 and issued three short-term $100,000 promissory notes and on May 9, 2006, borrowed an additional $300,000 and issued two short-term $150,000 promissory notes. The promissory notes were originally fully due and payable on July 31, 2006 and bore interest through such date at the per annum rate of prime plus one. As inducement to loan funds to the Company, the Company issued the lenders five-year warrants to purchase up to 1,200,000 shares of common stock at the purchase price of $1.84 per share, subject to adjustment. One of the lenders in the May 9, 2006 transaction was D. Bradly Olah, the Company’s President. Mr. Olah loaned the Company $150,000 in exchange for a promissory note for that principal amount. The terms granted to Mr. Olah in the promissory note and warrant issued to him were the same terms as those granted to other lenders. A second lender, who was the former Chairman and CEO and a greater than 5% shareholder during 2006, but no longer a greater than 5% shareholder as of April 13, 2007, loaned the Company $150,000 under the same terms as the other lenders.

The promissory notes issued for these short-term borrowings provide the lenders with the right to convert their notes into: (i) Company securities issued in any private offering of equity securities of the Company (or its successor or parent) consummated prior to the July 31, 2006 maturity date, upon the terms and conditions of such offering, and at a conversion price equal to the purchase price paid by such investors in such offering; and/or (ii) common stock of the Company, at a conversion price equal initially to $1.84 per share, subject to adjustment. The warrants issued to the lenders in connection with the short-term borrowings contain provisions for the adjustment of their $1.84 per-share purchase price under certain conditions.

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

The due date of each of the notes was extended until August 21, 2006. On August 18, 2006, one of the notes, in the principal amount of $100,000, was exchanged for $100,000 of the Company’s newly issued Variable Rate Convertible Debentures (Note 14). On the same date, the remaining notes, plus accrued interest, were paid in full. As a result of the Debenture financing, the exercise price of the warrants issued to the short-term lenders adjusted to $1.00 per share.

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

 On August 18, 2006, the Rockmore note, in the principal amount of $630,000 plus accrued interest of $7,784, was exchanged for $637,784 of the Company’s newly issued Variable Rate Convertible Debentures (Note 14). As a result of the Debenture financing, the exercise price of the warrants issued to Rockmore in connection with the short-term note adjusted to $1.00 per share.

In connection with the financing, the Company issued to Rockmore a five-year warrant to purchase up to 1,260,000 shares of the Company’s common stock at the per-share purchase price of $1.84. The warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends, and include cashless-exercise provisions. The warrants also contain anti-dilution adjustments to the exercise price and number of common shares issuable upon exercise in the event of certain dilutive issuances of equity securities. The common stock warrants were valued using the Black-Scholes pricing model. The calculated value of the warrants exceeded the promissory notes balances and the original issue discount was limited to the note balance. The resulting calculated fair value of the warrants were amortized over the life of the promissory note using the straight-line method, which approximates the interest method.

From December 18, 2006 through December 28, 2006, the Company sold to 6 investors unsecured term promissory notes in the aggregate principal amount of $225,000. All principal due under the notes is payable in cash only and due and payable in full on the one-year anniversary of the issuance of the notes. Interest on the principal amount accrues at the per annum rate of 55%, and is payable, in advance, in shares of the Company’s common stock, valued at $1.10 per share, subject to adjustment as set forth in the notes. Payments of principal under the notes are subordinate to the Company’s obligations under variable rate convertible debentures issued on August 18, 2006, in aggregate principal amount of $8,242,549 (Note 14).

 On March 16, 2007, the Company finalized a secured term promissory note, effective December 18, 2006, to PDS Gaming Corporation in the principal amount of $320,400 as payment for amounts due under a royalty agreement from December 2006 through November 2007 (Note 13). All principal due under the notes is payable in cash only and due and payable in full on the one-year anniversary of the issuance of the notes. Interest on the principal amount accrues at the per annum rate of 55%, and is payable, in advance, in shares of the Company’s common stock, valued at $1.10 per share, subject to adjustment as set forth in the notes. Payments of principal under the notes are subordinate to the Company’s obligations under variable rate convertible debentures issued on August 18, 2006, in aggregate principal amount of $8,242,549 (Note 14). As additional consideration for entering onto the note, the Company entered into a five year license to its AWP technology to be used by PDS in the event it was to foreclose on any AWP machines owned by the Company.

Total short-term debt outstanding at December 31, 2006 and 2005 was $1,670,400 and $1,500,000 respectively.

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

On October 28, 2005, the Company paid in full the balance of the unsecured promissory note to Crown Bank with proceeds received from the Series B Variable Rate Convertible Preferred Stock offering.

13. Equipment Financing

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

In connection with entering into the Master Loan Agreement, the Company issued PDS Gaming a five-year warrant to purchase 200,000 common shares at $1.84 per share. The Company valued the warrant at $220,290 using the Black-Scholes pricing model. In accordance with EITF 98-5, the resulting fair value of the warrant was treated as original issue discount and will be amortized over the life of the promissory notes using the straight-line method, which approximates the interest method.

On June 28, 2006, the Company entered into a Master Loan Agreement which replaced the May 25, 2006 agreement. In addition, the Company entered into two new promissory notes in the amounts of $3,182,854 and $1,910,000. The promissory note dated May 25, 2006 was cancelled, with the proceeds being rolled into the $3,182,854 promissory note. Both notes bear interest at a rate of 13% per annum, have 48-month terms and may not be prepaid for a period of 12 months after their issuance. Proceeds of the notes are to fund the purchase of 875 redemption product licenses form Bally Gaming, Inc. (Note 9) and purchase AWP equipment. As additional consideration for entering into the promissory notes, the Company agreed to pay PDS a monthly royalty fee of $1.75 per day for 500 AWP devices for 48 months commencing on August 1, 2006. During the year ended December 31, 2006, the Company expensed $107,625 due PDS under the royalty agreement.

The PDS notes are collateralized by the equipment and redemption product licenses which the notes funded. In addition, the Company is required to enter into a Security Assignment of Revenue Share Agreement for each customer location where the PDS secured equipment is located.

Pursuant to the Master Loan Agreement, it is an event of default if the Company does not pay its principal and interest payments when due or if the Company becomes insolvent, defined as liabilities greater than assets. At December 31, 2007, the Company was insolvent and subsequently, the Company was delinquent on its principal and interest payments. Upon an occurrence of an event of default, PDS may at any time declare all unmatured obligations immediately due and payable. The Company has not received notice from PDS declaring the Company’s obligations immediately due and payable. In addition, after the first twelve months after the first closing date, the Company is required to maintain a targeted fixed charge coverage ratio of at least 1.1 to 1.0 for the following twelve months. The fixed charge coverage ratio is defined as EBITDA for such period to fixed charges, defined as required principal payments on all debt during the same period plus taxes payable during the same period.

Because PDS can declare the Company’s obligations immediately due and payable, without a cure period, the Company has classified the amounts due PDS as short-term debt.

On July 25, 2006, the Company entered into a financing transaction for the purchase of inventory. Total indebtedness equaled $1,463,050 and provides for interest at 14.5% per annum, and payments computed on a 36-month amortization but with a balloon payment due after 24 months (i.e., on July 25, 2008).

The allocation of the gross proceeds of the equipment financing debt, less repayments made, is summarized below as of December 31, 2006:

Equipment financing debt, net of repayments	$6,041,282
Value of 200,000 warrants allocated to additional paid in capital	(220,290)
Equipment financing debt, net of original issue discount	5,820,992
Amortization of original issue discount	27,536
Equipment financing debt	5,848,528
Less PDS debt classified as short-term	(4,551,881)
Other long-term debt	23,531
Long-term debt, net	1,320,178
Current portion of long-term debt	(450,271)
Total long-term debt, net	$869,907

14. Convertible Debt Financing

On August 18, 2006, the Company offered and sold an aggregate of $8,242,549 in Variable Rate Convertible Debentures (“Debentures”), together with warrants to purchase an aggregate of 10,343,474 shares of the Company’s common stock, solely to accredited investors in a private placement exempt from registration under the Securities Act of 1933. Interest only payments on the Debentures are due on a quarterly basis beginning January 1, 2007 and is based on a per annum rate equal to the 6-month LIBOR on the day before the quarterly interest period, plus four percent. The principal balance of the Debentures are due February 18, 2009.

In connection with the financing, the Company entered into a Securities Purchase Agreement with purchasers of the securities pursuant to which Debentures were offered and sold in exchange for cash subscriptions, the surrender and cancellation of certain bridge promissory notes, and the surrender and cancellation of certain shares of Series B Variable Rate Convertible Preferred Stock. The Debentures are convertible, immediately, into common stock at a conversion price of $1.00 per share, subject to adjustment. In the transaction, the Company received gross cash subscriptions aggregating $4,433,953, surrendered bridge promissory notes (plus accrued interest thereon) aggregating $737,784 (Note 11), and surrendered Series B Variable Rate Convertible Preferred Stock aggregating $3,070,811 in stated value (plus accrued dividends thereon) (Note 5).

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

In connection with the financing, the Company entered into a Registration Rights Agreement with the purchasers of the securities, pursuant to which the Company agreed to file with the SEC a registration statement, covering the resale of shares of common stock underlying the Debentures and warrants, within 45 days of the closing and use its best efforts to obtain effectiveness of the registration statement thereafter. The Company filed the registration statement on October 2, 2006. The Company was limited on the number of shares it could register under Rule 415. An Amended registration statement was declared effective on February 13, 2007.

Pursuant to the debenture agreements, an event of default occurs if the Company is in default under any other indebtedness obligation exceeding $150,000. The Company is in default on certain covenants of its equipment financing with PDS Gaming Corporation (Note 13). Upon an event of default, at the debentureholders’ election, the amount owing the holder will become immediately due and payable at 130% of the outstanding balance along with interest at the lesser of 18% or the maximum rate permitted under applicable law. The Company has not received notice from any debentureholders requiring acceleration of amounts due under the debenture. The Company has classified the debentures payable as short-term debt.

The gross proceeds were allocated based upon the relative fair value of the Debentures, warrants and the debenture conversion feature. The warrants were valued using the Black-Scholes pricing model. The allocation of the gross proceeds of the Debentures is summarized below as of December 31, 2006:

Debentures payable	$8,242,548
Value of warrants allocated to additional paid in capital	(2,508,366)
Value of beneficial conversion option allocated to paid in capital	(2,301,497)
Debentures payable, net of original issue discount	3,432,685
Amortization of original issue discount	721,479
Total debentures payable, net	$4,154,164

The sale of the Debentures with a conversion price of $1.00 triggered certain antidilution and repricing provisions with respect to 4,154.85 then outstanding shares of Series B Variable Rate Convertible Preferred Stock (Note 5) convertible into 2,596,781 common shares at $1.60 per share, and then outstanding warrants to purchase 10,053,125 common shares at various prices. After the transaction, the then outstanding shares of Series B Variable Rate Convertible Preferred Stock were convertible into 4,154,850 common shares at $1.00 per share, and the warrants became exercisable for 18,345,750 common shares at $1.00 per share. There was no effect on earnings from the transaction as the warrant instruments required the adjustments be made.

15. License Agreement

On June 30, 2004, the Company signed a three-year non-exclusive license agreement (“License Agreement”) with Bally Gaming Inc. (“Bally”). The License Agreement calls for the Company to purchase up to 3,000 game cabinets from Bally over the term of the License Agreement. Nevertheless, if the Company has purchased at least 70% of its Class II cabinet purchases from Bally during the term, Bally shall waive the 3,000 game cabinet purchase minimum. In addition, the Company was obligated to purchase at least 100 game cabinets from Bally, and incur certain minimum license-fee charges of $187,500, by June 30, 2004. As of December 31, 2005, the Company had not taken delivery of any of the products that include the license fee charges and therefore the minimum license fee paid is included in prepaid expenses at December 31, 2005. Upon receipt of the machines that included the license fees and the placement of the machines, through a participation agreement, into service, the Company was to amortize the licenses over the three-year estimated useful life of the machines. In an August 12, 2005 letter agreement, Bally agreed to allow the prepaid license to be applied to Class III cabinet purchases. In connection with the termination, Bally agreed to allow the prepaid license fees of $187,500 to be applied to future Class III title purchases.

As a result of entering into the Termination and Settlement Agreement with Bally (Note 9), the Company recorded an impairment charge for prepaid license fees of $187,500 during the year ended December 31, 2006.

16. Related Party Transactions

The Company incurred expenses from corporations, owned by Ronald Eibensteiner, the former Chairman and CEO of the Company and employing Brian Niebur, another former director and former CFO of the Company, for rent and consulting services of approximately $11,000 and $149,000 during the years ended December 31, 2006 and 2005, respectively.

The Company incurred expenses from a corporation, partially owned by Russell Mix, the former CEO and director of the Company, for consulting services and expense reimbursements of approximately $3,900 and $214,000 during the years ended December 31, 2006 and 2005, respectively.

In February 2004, the Company entered into a consulting agreement with D. Bradly Olah, then a greater-than-five-percent shareholder of the Company. Pursuant to the consulting agreement, Mr. Olah received $12,500 per month for four months (ending as of May 31, 2004) in exchange for general consulting services. On June 1, 2004, the Company entered into a new consulting agreement with Mr. Olah providing for payments of $12,500 per month for a two-year term. In connection with the new consulting agreement, Mr. Olah received options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $2.15 per share (the fair value of the stock on the date of grant). Beginning on June 15, 2005, the option vests in 100,000-share increments on each June 15 through 2007, and has a five-year term during which the options must be exercised or forfeited. The options were measured on the date performance was complete; until then variable plan accounting was applied using the Black-Scholes pricing model. The options had a value of $640,954 at June 30, 2005, of which $260,519 had been charged to expense through June 30, 2005. Effective as of August 2, 2005, the Company’s board of directors elected D. Bradly Olah as its President to replace Russell Mix, who continued to serve as the Company’s Chief Executive Officer until September 12, 2006. The Consulting Agreement with Mr. Olah was terminated as a result of his appointment as President. For his services as President, the Company compensated Mr. Olah with an annual salary in the amount of $150,000 and, has granted Mr. Olah a ten-year non-qualified option to purchase up to 500,000 shares of common stock at a per-share price of $2.55 (which was greater then the fair value of the stock on the date of grant). The option vests ratably over three years in installments of 166,666, 166,666 and 166,668 shares on August 2, 2006, 2007 and 2008, respectively. Additionally, the Company and Mr. Olah entered into a letter agreement amending an option agreement dated June 1, 2004 which the parties entered into in connection with the Consulting Agreement. Under the letter agreement, the parties agreed to (i) cease the vesting of 200,000 unvested shares subject to the 2004 Option Agreement; and (ii) extend the term during which the vested options subject to the 2004 Option Agreement may be exercised through July 26, 2010 (subject to early termination in the event Mr. Olah ceases to serve as an employee of or consultant to the Company). The Company evaluated the accounting treatment of the options according to Emerging Issues Task Force 00-23 (EITF 00-23), "Issues related to the Accounting for Stock Compensation under APB Opinion No. 25, and FASB Interpretation No. 44". Due to the modified stock options being fully-vested at the time of the modification, there was no additional compensation expense recognized related to the modification.

In connection with the convertible debt financing from Pandora in 2004, the Company paid $50,000 and issued two fully-vested three-year warrants to Blake Advisors, LLC, a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company. The warrants were issued in 2004 in exchange for financial-advisory services rendered by Blake. One warrant grants Blake the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $2.50 per share, and the second warrant grants Blake the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrants were valued at $225,000 using the Black-Scholes pricing model and will be expensed using the straight-line method over the term of the promissory note. The Company has recorded the remaining expense of $132,660 for the year ended December 31, 2005.

On December 9, 2005, the Company issued a fully vested, five year warrant to purchase 100,000 shares at $2.00 per share to Blake for services rendered in connection with Company financings. The Company recorded an expense of $180,464 in 2005 related to the issuance of the warrant.

On June 21, 2005, the Company secured a $1.5 million loan from Crown Bank of Edina, Minnesota. In connection with this loan the Company paid a two percent origination fee, which was amortized from June 21, 2005 until August 31, 2005. The loan was guaranteed by two persons, Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer) and D. Bradly Olah, who was President of the Company from August 2, 2005 until December 18, 2006 and who became CEO on September 12, 2006. In exchange for their guarantees, the Company issued in 2005 to each of the foregoing guarantors five-year warrants to purchase 150,000 shares of the Company’s common stock at the price of $2.20, the closing price of the common stock on the date of issuance. The warrants were valued at $578,064 using the Black Scholes pricing model and were amortized and recorded as an expense from June 21, 2005 until August 31, 2005.

On May 9, 2006, D. Bradly Olah, the Company’s CEO, loaned the Company $150,000 and was issued a convertible promissory note and a warrant to purchase 300,000 shares of common stock for $1.84. The terms granted to Mr. Olah in the promissory note and warrant issued to him for the loan were the same terms as those granted to other lenders. (Note 11). A second lender, Ronald Eibensteiner, who was the Company’s former Chairman and CEO and greater than 5% shareholder during 2006, loaned the Company $150,000 under the same terms as the other lenders.

Effective August 2, 2006, the Company entered into an Equipment Revenue Share Agreement with Florida Arcade Corporation, an entity which is owned in part by Ronald Eibensteiner, the Company’s former Chairman and Chief Executive Officer, greater than 5% shareholder during 2006. The Company derived revenue of $55,961 in 2006 under this agreement.

In connection with the July 28, 2006 extension by Rockmore Investment Master Trust Ltd. of its promissory note (Note 11), D. Bradly Olah, the Company’s CEO, agreed to personally guaranty the Company’s obligation under the note. In exchange for the guaranty, Rockmore transferred to Mr. Olah, one-half of a warrant that Rockmore received for extending the note. The assignment occurred in September 2006 and as a result of the assigement and the adjustment to the warrant that occurred as a result of the convertible debt financing, Mr. Olah received a warrant to purchase an aggregate of 377,200 shares of common stock.

17. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences principally relate to net operating loss carryforwards, stock based compensation, impairment of fixed assets and inventory and beneficial conversion features on notes payable.

As a result of various equity offerings that occurred prior to 2005, the Company experienced a change in ownership prior to 2005 under the net operating loss limitation rules. In the first quarter of 2006, the Company calculated a preliminary estimate of the net operating carryforward based upon the change of ownership. The Federal net operating loss carryforward of approximately $16,750,000 at December 31, 2006 is based upon this preliminary calculation and the current year loss. The new estimate did not result in any change to the Company’s financial statements as a full valuation allowance was provided for against the net deferred tax asset at December 31, 2006 and 2005.

The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits as disclosed above as follows at December 31:

	2006	2005
Deferred income tax assets:
Net operating loss carryforwards	$6,780,000	$3,388,000
Options and warrants issued for services	2,052,000	459,000
Impairment of inventory and fixed assets	-	918,000
Other	13,000	9,000
Amortization	15,000	234,000
Deferred income tax liabilities:
Depreciation	(93,000)	-
Difference in basis of inventory and fixed assets	(50,000)	-
Beneficial Conversion on Notes Payable	(791,000)	-
	7,926,000	5,008,000
Less: valuation allowance	(7,926,000)	(5,008,000)
Net deferred income tax assets	$-	$-

The change in the valuation allowance was $2,918,000 and $(3,019,000) for the years ended December 31, 2006 and 2005, respectively.

In September 2005, the FASB approved EITF Issue 05-8. “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (EITF 05-8). EITF 05-8 provides (i) that the recognition of a beneficial conversion feature creates a difference between book basis and tax basis of a convertible debt instrument (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05-5 was effective for financial statements for periods beginning after December 15, 2005. The Company applied EITF 05-8 to the 2006 issuance of convertible debt and the remaining deferred tax liability at December 31, 2006 was $791,000. Pursuant to EITF 05-8 Issue Summary No. 1 dated August 29, 2005 paragraph 15, the Company offset the deferred tax liability against the deferred tax valuation allowance at December 31, 2006.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2006	2005
Federal statutory tax rate benefits	(34.0)%	(34.0)%
State tax, net of federal benefit	(6.5)%	(6.5)%
Change in valuation allowance	40.5%	40.5%
Effective tax rate	0.0%	0.0%

18. Commitments and Contingencies

The Company leases space located in, Roseville, California, and pays $4,228 per month through August 31, 2007 and $4,334 per month through August 31, 2008, at which time the lease will expire. This facility houses the Company’s research and development operations.

The Company leases office and warehouse space located in Minneapolis, Minnesota which serves as the Company’s headquarters. The Company pays $2,980 per month through December 31, 2007, and approximately $3,080 per month for the remaining term, ending December 31, 2008.

The Company leases equipment pursuant to terms of a non-cancelable operating lease that expires in September 2009.

Rent expense, excluding operating expenses, was $140,642 and $141,835 for the years ended December 31, 2006 and 2005, respectively.

Scheduled minimum lease payments for the next five years are approximately as follows:

Year ending December 31,

2007	$92,834
2008	69,930
2009	1,249

Totals	$164,013

Effective December 1, 2005, the Company entered into a three year agreement with Mirabella, Smith & McKinnon, Inc. (“MSM”) to provide consulting services for market expansion and sales generation services. As consideration, the Company is to pay MSM a monthly fee of $5,000 plus expenses and a placement fee of $2.00 per day for each machine, device, software, or game placed within the state of Florida during the term of the agreement. For the years ended December 31, 2006 and 2005, the Company incurred charges of $159,887 and $5,000, respectively, under the agreement.

Pursuant to revenue share agreements entered into with operators for the placement of the Company’s AWP games, the Company generally agrees to indemnify operators for damages, loss or liability for the delivery of a system or game which is not compliant with federal, state or local regulations or laws concerning such system or devices at the time of delivery. To date, the Company has incurred no material obligations with respect to its indemnification to operators.

19. Significant Customers

Revenues from three customers was 85% of revenue from continuing operations in 2006. Revenues from three customers was 72.3 % of total revenues in 2005, which were included in discontinued operations.

20. Subsequent Events

From January 10, 2007 through January 29, 2007, the Company sold to 23 investors unsecured term promissory notes in the aggregate principal amount of $401,650. All principal due under the notes is payable in cash only and due and payable in full on the one-year anniversary of the issuance of the notes. Interest on the principal amount accrues at the per annum rate of 55%, and is payable, in advance, in shares of the Company’s common stock, valued at $1.10 per share, subject to adjustment as set forth in the notes. Payments of principal under the notes are subordinate to the Company’s obligations under variable rate convertible debentures issued on August 18, 2006, in aggregate principal amount of $8,242,549 (Note 14). No securities offered or sold in the private placement were registered under the Securities Act. Therefore, no such securities may be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company offered and sold the above-referenced securities in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, and on Rule 506 under the Securities Act. The disclosure about the private placement and related agreements contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable rules for filing annual reports with the SEC, and as permitted under Rule 135c under the Securities Act.

As of January 1, 2007, the Company had interest due under its Variable Rate Convertible Debentures (Note 14) of $292,095 and dividends due under its Variable Rate Series B Convertible Preferred Stock of $63,657, both of which have not been paid. During February 2007 and March 2007, the Company received consents representing 98% of amounts due to debenture holders and 100% of amounts due to preferred holders, to defer such interest and dividends due on January 1, 2007 and any additional amounts that will accrue and become payable in 2007, until January 1, 2008.

In March 2007, the Company began an offering to existing warrant holders for a thirty day period, to reduce the exercise price of their warrants to $0.25. For those investors that participate and exercise their warrants into common stock, they will receive an additional one-half share of common stock for each share that they purchase. As an option, a warrant holder may transfer their warrant to an investor who will exercise the warrant, in which case the Company will replace the warrant to the transferor. There can be no assurance that warrantholders will accept this offer.

In connection with the warrant repricing offering, the Company has received proceeds on the sale of bridge notes payables totaling $737,312. The notes are unsecured, mature in one year, and are convertible into the exercise of warrants which the Company is offering at a reduced exercise price. In connection with the private placement, the Company agreed to permit investors to exercise certain common stock purchase warrants, the shares issuable upon exercise of which are not registered for resale, on a cashless conversion basis. The warrants so affected, however, cannot be converted by investors for an amount of common shares exceeding eight times the dollar amount loaned to the Company in exchange for note. Currently, no investors have exercised their cashless conversion rights. No securities offered or sold in the private placement were registered under the Securities Act. Therefore, no such securities may be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company offered and sold the above-referenced securities in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, and on Rule 506 under the Securities Act. The disclosure about the private placement and related agreements contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable rules for filing annual reports with the SEC, and as permitted under Rule 135c under the Securities Act.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2006, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. During the course of their audit of our consolidated financial statements for Fiscal 2006, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

The chief executive and chief financial officers also have indicated that there have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect such controls.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Our current board of directors and executive management team include:

Name	Age	Positions
Kenneth W. Brimmer	51	Chairman of the Board
D. Bradly Olah	42	Chief Executive Officer and Director
David Norris	45	President and Chief Operating Officer
Kevin M. Greer	50	Chief Financial Officer
Russell C. Mix	50	Director
Robert Bonev	49	Director
Namon D. Witcher	68	Director
Charley Price	75	Director

Kenneth W. Brimmer, 51 has been a member of the Board of Directors and Chairman of Spectre since February 2005. Mr. Brimmer has been the owner and chief manager of Brimmer Company, LLC, a private investment company, since December 2001. Mr. Brimmer has been the chief executive officer of STEN Corporation (Nasdaq-SC: STEN), since September 2003, and has served as a member of its board of directors since February 1998 and as chairman of its board of directors since March 2000. STEN Corporation, with offices in Minneapolis, Minnesota, sells, leases and services oxygen tanks for emergency medical use, and owns and operates 11 fast-food drive-through restaurants under the name “Burger Time.” From May 2002 until February 2003, at the request of Entrx Corporation’s Board of Directors, Mr. Brimmer acted as the chief executive officer and chairman of the board of directors of VioQuest Pharmaceuticals, Inc. (formerly Surg II, Inc. and Chiral Quest, Inc.) (OTCBB: VQPH.OB),. VioQuest Pharmaceuticals, Inc. was a 90%-owned Entrx subsidiary during that period, until October 2003. Mr. Brimmer was the chief executive officer and chief financial officer of Active IQ Technologies, Inc. from March 2000 until December 2001, and acted as chairman of its board of directors until June 2003. Active IQ Technologies, Inc. was engaged in providing accounting software services in Minnetonka, Minnesota, and is now in the precious metals exploration business under the name Wits Basin Precious Metals, Inc. (OTCBB: WITN.OB). Until April 2000, Mr. Brimmer was an executive officer of Rainforest Cafe, Inc., serving as its treasurer from 1995, and its president from April 1997. Mr. Brimmer is currently a member and the chairman of the board of directors of Hypertension Diagnostics, Inc. (OTCBB: HDII.OB). He currently also serves as a board member at VioQuest Pharmaceuticals, Inc., Landry’s Restaurants, Inc. (NYSE: LNY) and Entrx Corporation (Nasdaq: ENTX). Mr. Brimmer has a Bachelor of Arts degree in accounting.

D. Bradly Olah, 42, Mr. Olah has served as the Company’s CEO since September 2006 and a director since August 2005. In addition Mr. Olah served as President from August 2005 until December 2006. Previous to his appointment as President, Mr. Olah served as a consultant to the Company since September 2003. Mr. Olah, was the founder Chairman and Chief Executive Officer of Innovative Gaming Corporation of America from 1991 through February 1996 and also served as the Chief Financial Officer of that company from 1991 to 1993. Innovative Gaming Corporation of America was credited with launching the world’s first multi-station, multi-player electronic table games (Craps, Blackjack and Roulette). Mr. Olah served as a director, Chief Executive Officer and Chief Financial Officer of Wits Basin Precious Minerals, Inc. (OTCBB: WITM) and its predecessor, during various periods between April, 1996 and May, 2003. He also served as a director of Natural Resources Geophysical Corporation until its sale to Eagle Geophysical of Houston, Texas. Mr. Olah also owns and manages professional power sports racing teams.

David Norris, 46, has served as the Company’s President and Chief Operating Officer since December 2006. From June 2006 until his appointment as the Company’s President and Chief Operating Officer, Mr. Norris served as the President and a Director of Cybrix Corporation, a provider of specialized IT and network security services. From November 2004 until May 2006, Mr. Norris was a General Manager for Secured Services, Inc., a corporation engaged in the business of identity management and secure network access software and related services. Prior to that, Mr. Norris was the President and a Director of Cybrix Corporation beginning in 2002. Mr. Norris also has earlier experience, including service for several years as the President and Chief Executive Officer and a Director of NEII, a Minnesota-based developer of enterprise-wide client/server administration software, experience as the founder, President and Chief Executive Officer and a Director of Norris Solutions, Inc., an Oracle applications dealer, ten years of service as the President and a Director of DDI Business Systems, Inc., a provider of enterprise resource planning software and services, and nearly four years as a software developer at Honeywell, Inc.

Kevin M. Greer, 50, has served as the Company’s Chief Financial Officer since October 28, 2005. From 2002 until joining the Company, Mr. Greer had an independent consulting practice providing accounting, tax and management services to a variety of companies ranging in size from start-ups to a Fortune 500 company. Mr. Greer served as Chief Financial Officer for eMedicalFiles, Inc. from 2000 to 2002. He also served as Chief Financial Officer for New Horizon Kid's Quest, Inc. (formerly Nasdaq SmallCap: KIDQ) from 1992 to 1999 and New Horizon Child Care, Inc. from 1986 to 1999. From 1980 to 1986, Mr. Greer was with Arthur Andersen & Co. Mr. Greer is a Certified Public Accountant.

Russell Mix, 50, has served as Director of the Company since November 2003. From November 2003 until September 2006, Mr. Mix served as the Company’s CEO and from November 2003 until August 2, 2005, Mr. Mix also served as the Company’s President. Mr. Mix is also currently CEO and Director of Prolific Publishing, Inc., a developer and publisher of computer software for the entertainment markets such as game consoles, gambling games and screensavers. Prior to that, Mr. Mix was Senior Vice President, General Counsel, Secretary and Director for Casino Data Systems, Inc. (“CDS”). He was a member of the executive management team which led CDS from inception to more than 500 employees in four years, with business operations in more than 20 jurisdictions and offices in four states. He served as counsel to CDS and was instrumental in taking the company public in April 1993. He also led corporate and banking teams in two subsequent offerings (February 1994 and March 1996) which cumulatively raised in excess of $90 million for CDS and $15 million for selling shareholders. Mr. Mix has a JD from McGeorge School of Law, University of the Pacific and while in private practice, concentrated in gaming and corporate law.

Robert Bonev, 49, has served as a director of the Company since October 2004.  Currently, Mr. Bonev is Vice President of Sales and Marketing for Prolific Publishing, a California-based Software Publishing firm that specializes in WEB-based Business Applications, Project Management, Compliance and Communications. Previous to his association with Prolific, Mr. Bonev was the Vice President Sales/Marketing with Arctic Cat Inc. (NASDAQ: ACAT), a worldwide manufacturer and marketer of all-terrain vehicles (ATVs) and snowmobiles since June 2001.  From 1998 to 2000, Mr. Bonev worked with The George Soros Private Equity Group as the group head of Marketing for Outdoor Marine Corporation.  Prior to that, Mr. Bonev has served in several Sales and Marketing roles with major corporations which included Teledyne Technologies, and Mercury Marine, a division of The Brunswick Corporation.

N.D. “Butch” Witcher, 68, has served as a director of the Company since January 2004. Mr. Witcher is currently the President of Casino Concepts and Design (CCD), a consulting business he established in 1997 to provide casino management services, product development, slot machine selection, floor layout and design, and employee training. His clients include Lakes Entertainment, Inc. (formerly Grand Casinos, Inc.), Harrah’s of New Orleans, Isle of Capri, Foxwoods Resort Casino and several others. Prior to founding CCD, Mr. Witcher was Corporate Vice President of Gaming during his seven year tenure at Grand Casinos, Inc. Previous to his Grand Casinos employment, he also held key executive positions at several leading Nevada casinos, including the Flamingo, Frontier, Tropicana and Dunes hotels, as well as Resorts International and Bally’s Park Place facilities in New Jersey.

Charley Price, 75, has served as a director of the Company since February 2007. Col. Price had a 28-year career in the military, including service in both the US Army and US Air Force. In multiple combat tours during the Korean Conflict and the Vietnam War, he received numerous awards and decorations, including the Silver Star, Air Medal, MSM, ACOM w/2 OLC, Presidential Unit Citation, and Cross of Gallantry w/Palm. Over the past three decades, Col. Price has been involved as an officer or volunteer for multiple national veterans service organizations, as a pro bono Legislative Director or legal advisor, as an advisor to the Governor of the State of Florida as Director of External Affairs for the Florida Department of Veteran Affairs, and as a member of many other statewide commissions, boards and panels. Since July 2006, Col. Price has been a political consultant and advisor representing veterans’ service organizations at the state and national level on issues concerning benefits, entitlements, legal access and status, and legislative matters. Also since July 2006, Col. Price has served as President of Veterans Mediation Services, a public service corporation. From September 2002 until June 2006, Col. Price served as the Director of External Affairs for the Florida Department of Veterans Affairs. Prior to that, from October 1998 until September 2002, Col. Price served as a mediator with Veterans Mediation Services, and a legal consultant to various veterans organizations concerning claims and benefits matters. Col. Price holds BAs from the University of Maryland and Park College, a MBA from Chadwick University and a JD from Monticello School of Law. He is a member of the American Bar Association and is a State Supreme Court certified Mediator/Arbitrator.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year 2006, except for Mr. Brad Olah, who had the following transactions: (i) conversion of Series B Variable Rate Convertible Preferred Stock on February 1, 2006, which was reported on February 6, 2006; (ii) issuance of a convertible promissory note and warrant in connection with a loan Mr. Olah made to the Company on May 9, 2006, which was reported on May 12, 2006; and (iii) issuance of a warrant in connection with the guaranty of a loan for the Company on September 16, 2006, which was reported on a Form 5 filed on February 13, 2007.

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

Item 10. Executive Compensation

The following table sets forth the total compensation paid by the Company during its last fiscal year to the persons who served as President or Chief Executive Officer of the Company and each other executive officer of the Company and the most highly compensated executive officers with decision making abilities.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Other Annual Compensation ($)	Total ($)
Russell C. Mix, President and Chief Executive Officer (1)	2006	162,521	-		22,000	(2)	21,484	(3)	-	206,005
D. Bradly Olah, President and Chief Executive Officer(4)	2006	183,383	100,000	(5)	22,000	(6)	8,921	(7)	-	314,304
David Norris, President and COO(8)	2006	7,292	-		-		407,347	(9)	-	414,639
Kevin M. Greer, Chief Financial Officer	2006	125,000	20,000	(10)	-		216,005	(11)	-	355,600

(1)
Mr. Mix was appointed President and Chief Executive Officer on April 16, 2004. Mr. Mix served as President until August 2, 2005 and continued to serve as our Chief Executive Officer until September 12, 2006.

(2)	On September 12, 2006 Mr. Mix was awarded 25,000 restricted common shares as a member of the board of directors.

(3)
On September 12, 2006 an option for 600,000 common shares held by Mr. Mix was cancelled and replaced by an option for 450,000 common shares. The reported value of the award is the difference between the value of the cancelled options and the newly issued option.

(4)	Mr. Olah was appointed President on August 2, 2005 and Chief Executive Officer on September 12, 2006. Mr. Olah served as President until December 19, 2006.

(5)	Represents a discretionary bonus approved by the board of directors.

(6)	On September 12, 2006 Mr. Olah was awarded 25,000 restricted common shares as a member of the board of directors.

(7)
On September 12, 2006 an option for 600,000 common shares held by Mr. Olah was cancelled and replaced by a new option for 600,000 common shares. The reported value of the award is the difference between the value of the cancelled option and the newly issued option.

(8)	Mr. Norris was appointed President and Chief Operating Officer on December 19, 2006.

(9)	Value of options for 500,000 common shares granted to Mr. Norris upon his appointment as President and Chief Operating Officer on December 19, 2006.

(10)	Represents a discretionary bonus approved by the board of directors.

(11)
Value of an option for 250,000 common shares granted to Mr. Greer on September 12, 2006 and the difference in value of an additional option for 250,000 common shares which was granted, less the value of an option for 250,000 common shares which was cancelled.

Employment Agreements and Related Compensation

Compensation of D. Bradly Olah. During the fiscal year ended December 31, 2006, Mr. Olah served as President of the Company until December 19, 2006 at which time he resigned that position with the hiring of David Norris. On September 12, 2006, upon the separation from the Company by Russell Mix, Mr. Olah was appointed Chief Executive Officer. The Company does not have a written employment agreement with Mr. Olah, but agreed to compensate Mr. Olah with an annual base salary of $150,000.

The Company’s practice is to periodically evaluate compensation and related job performance and adjusts salary, awards bonuses and/or award stock options based upon such evaluation. On September 12, 2006, the Company increased Mr. Olah’s annual base salary to $250,000 (effective as of September 1, 2006) and agreed to provide Mr. Olah with a $100,000 cash bonus. In addition, the Company cancelled options held by Mr. Olah to purchase 100,000 common shares at $2.15 per share, and 500,000 common shares at $2.55 per share. In exchange, the Company granted Mr. Olah new options to purchase up to 600,000 common shares at $0.88 per share (the fair value of the common stock on the date of grant). Of the new options for 600,000 common shares, options for 100,000 shares vest and will expire on June 30, 2014; and options for 500,000 common shares expire on December 31, 2015 and vesting 166,666 shares on date of grant and 166,666 shares on August 1, 2007 and 166,668 shares on August 1, 2008 and will expire on December 31, 2015. All of the new options were granted under the Company’s 2004 Stock Option Plan.

On September 12, 2006, Mr. Olah received a restricted stock grant for 25,000 common shares in his capacity a member of the Company’s Board of Directors. The restricted stock vests over a thee year period with 8,333 shares vesting on September 12, 2007, 8,333 shares on September 12, 2008 and 8,334 shares on September 12, 2009.

Compensation of Russell C. Mix. On April 14, 2004, the Company entered into a written Employment Agreement with Russell C. Mix. Under that Employment Agreement, Mr. Mix agreed to serve as the Company’s President and Chief Executive Officer for three years, and the Company agreed to pay Mr. Mix an annual salary of $170,000. The Employment Agreement also provided that Mr. Mix was eligible to receive a performance-based annual bonus, and would receive salary payments for a one-year period after a termination by the Company without cause and in certain other limited circumstances, including the Company’s breach of the agreement, a material and adverse change in Mr. Mix’s duties, responsibilities and authority, or a change in control of the Company.

On September 12, 2006, Mr. Mix resigned from his position as the Company’s Chief Executive Officer (he had earlier resigned his position as President on August 2, 2005 in connection with the Company’s appointment of Mr. Olah in that capacity). In connection with the resignation, the Company entered into a Separation and Release Agreement with Mr. Mix effective September 12, 2006. Under that agreement, the parties agreed to the following: (i) the termination of the April 14, 2004 Employment Agreement; (ii) the Company’s payment of $15,000 to Mr. Mix; (iii) the cancellation of options to purchase up to 600,000 shares of common stock under the March 22, 2004 Option Agreement; and (iv) the execution and delivery of a 12-month Consulting Agreement between the parties, pursuant to which Mr. Mix will provide certain consulting services relating primarily to regulatory and training matters in consideration aggregating approximately $100,000. Prior to entering into the Separation and Release Agreement, the Company entered into a new Option Agreement with Mr. Mix pursuant to which the Company granted Mr. Mix the right to purchase up to 450,000 shares of common stock at $1.00 per share until September 12, 2008.

On September 12, 2006, Mr. Mix received a restricted stock grant for 25,000 common shares in his capacity a member of the Company’s Board of Directors. The restricted stock vests over a thee year period with 8,333 shares vesting on September 12, 2007, 8,333 shares on September 12, 2008 and 8,334 shares on September 12, 2009.

Compensation of David Norris. On December 19, 2006, the Company hired David Norris as its President and Chief Operating Officer. The Company does not have a written employment agreement with Mr. Norris, but agreed to compensate Mr. Norris with an annual base salary of $175,000. In connection with Mr. Norris’s appointment as the Company’s President, the Company granted Mr. Norris a five-year option to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.85 per share (the fair value of the common stock on December 19, 2006, the date of grant). This option vests ratably over three years in substantially equal installments and was granted under the Company’s 2006 Stock Incentive Plan.

Compensation of Kevin M. Greer. During the fiscal year ended December 31, 2006, Mr. Greer served as the Company’s Chief Financial Offer. The Company does not have a written employment agreement with Mr. Greer, but compensated Mr. Greer with an annual base salary of $120,000. On September 12, 2006, the Company increased Mr. Greer’s annual base salary to $135,000 (effective as of September 1, 2006) and agreed to provide Mr. Greer with a $20,000 cash bonus. In addition, the Company cancelled options held by Mr. Greer to purchase 250,000 common shares at $1.60 per share. In exchange, the Company granted Mr. Greer two new options to purchase up to 250,000 common shares each at $0.88 per share (the fair value of the common stock on the date of grant). The first new options vested with respect to 83,333 shares on October 1, 2006, and will vest with respect to 83,333 shares each on October 1, 2007 and October12, 2008 and will expire on December 31, 2010. This new option was granted under the Company’s 2004 Stock Option Plan. The second new option vests 83,333 shares on September 12, 2007 and 83,334 shares each on September 12, 2008 and September 12, 2009 and will expire on September 12, 2011. This option was granted under the Company’s 2006 Stock Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by named executives at December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares Unvested		Market Value of Shares Unvested
D. Bradly Olah	100,000	-		$0.88	6/30/2014	25,000	(1)	16,250
	166,666	333,334	(2)	$0.88	12/31/2015	-		-
David Norris	-	500,000	(3)	$0.88	12/19/2011	-		-
Kevin M. Greer	83,333	166,667	(4)	$0.88	12/31/2010	-		-
	-	250,000	(5)	$0.88	9/12/2011	-		-

(1)	Restricted common stock vests over a three year period with 8,333 shares vesting on September 12, 2007, 8,333 shares on September 12, 2008 and 8,334 shares on September 12, 2009.

(2)	Vests with respect to 166,667 shares on August 1, 2007 and 166,667 shares on August 1, 2008.

(3)	Vests with respect to 166,666 shares on December 19, 2007, 166,667 shares on December 19, 2008 and 166,667 shares on December 19, 2009.

(4)	Vests with respect to 83,333 shares on October 1, 2007 and 83,334 shares on October 1, 2008.

(5)	Vests with respect to 83,333 shares on September 12, 2007, 83,333 shares on September 12, 2008 and 83,334 shares on September 12, 2009.

Director Compensation

Directors do not presently receive any compensation from the Company for attending board of directors or committee meetings, although the Company does reimburse directors for expenses incurred in attending such meetings. On September 12, 2006, the Company adopted a policy of providing directors with annual grants (to be made on June 30 of each year) of 25,000 shares of restricted and unregistered common stock, which shares are to vest ratably over three years in substantially equal installments. Coincident with the policy’s adoption, the Company made initial grants of 25,000 shares of restricted and unregistered stock on the same terms to all directors serving on September 12, 2006. Prior to September 12, 2006, the Company had no official plan or policy for compensating directors with stock options or stock awards.

On September 12, 2006, the Company cancelled options held by Kenneth Brimmer, Robert Bonev and N. D. Witcher in the amounts of 250,000, 150,000 and 150,000 respectively. The Company issued new options to the same three directors, for 250,000, 150,000 and 150,000 respectively, exercisable at $0.88 per share. The option granted to Mr. Brimmer vests 100,000 shares on September 12, 2007, 75,000 shares on March 1, 2007 and March 1, 2008. The option granted to Mr. Bonev vests 30,000 shares on September 12, 2006, 30,000 shares on October 1, 2006, 30,000 shares on October 1, 2007, 30,000 shares on October 1, 2008 and 30,000 shares on October 1, 2009. The option granted to Mr. Witcher vests 30,000 shares on September 12, 2006, 30,000 shares on January 1, 2007, 30,000 shares on January 1, 2008, 30,000 shares on January 1, 2009 and 30,000 shares on January 1, 2010.

On February 26, 2007, upon his appointment to the board of directors, the Company granted 25,000 share of restricted and unregistered stock to Charley Price.

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended December 31, 2006.

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($)		Stock Awards ($)		Other Annual Compensation ($)	Total ($)
Kenneth Brimmer	-	3,305	(2)	22,000	(3)	-	25,305
Robert Bonev	-	10,069	(4)	22,000	(5)	-	32,069
N. D. “Butch” Witcher	-	6,681	(6)	22,000	(7)	-	28,681

(1)	Excludes Russell Mix who was a non-employee director at year-end, but was included in the Summary Compensation Table for officers above.

(2)
On September 12, 2006 an option for common shares held by Mr. Brimmer was cancelled and replaced by an option for 450,000 common shares. The reported value of the award is the difference between the value of the cancelled options and the newly issued option.

(3)	On September 12, 2006 Mr. Brimmer was awarded 25,000 restricted shares as a member of the board of directors.

(4)
On September 12, 2006 an option for 150,000 common shares held by Mr. Bonev was cancelled and replaced by an option for 150,000 common shares. The reported value of the award is the difference between the value of the cancelled option and the newly issued option.

(5)	On September 12, 2006 Mr. Bonev was awarded 25,000 restricted shares as a member of the board of directors.

(6)
On September 12, 2006 an option for 150,000 common shares held by Mr. Witcher was cancelled and replaced by an option for 150,000 common shares. The reported value of the award is the difference between the value of the cancelled option and the newly issued option.

(7)	On September 12, 2006, Mr. Witcher was awarded 25,000 restricted shares as a member of the board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of April 12, 2007 by: (i) each director of the Company, (ii) each person named in the Summary Compensation Table, (iii) all current directors and executive officers of the Company as a group, and (iv) each person or entity known by the Company to own beneficially more than five percent (5%) of the Company’s common stock. Unless otherwise indicated, the address of each of the following persons is 14200 23rd Avenue N., Minneapolis, MN 55447, and each such person has sole voting and investment power with respect to the shares of common stock set forth opposite their respective names.

Name and Address of Shareholder	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (1)
Kenneth Brimmer (2)	175,000	1.1%

Robert Bonev (3) 5602 Cypress Point Dr. Grand Forks, ND 58201	126,666	*

Russell Mix (4) 1400 West Burbank Blvd. Burbank, CA 91506	804,919	4.7%

D. Bradley Olah (5)	2,410,460	13.0%

Namon D. Witcher (6) 825 Jefferson St. Monterey, CA 93940	60,000	*

Kevin M. Greer (7) 26505 Noble Road Shorewood, MN 55331	83,333	*

David Norris	-	*

Charley Price	-	*

All current executive officers and directors as a group (eight persons) (8)	3,660,378	18.6%

Perkins Capital Management, Inc. (9) 730 East Lake Street Wayzata, MN 55391	4,048,473	19.8%

Wayne W. Mills (10) 5020 Blake Rd. S. Edina, MN 55436	2,089,044	11.3%

White Pine Capital, LLC (11) 60 S. Sixth Street, Suite 2530 Minneapolis, MN 55402	1,235,951	7.3%

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

(2) Includes 175,000 common shares which Mr. Brimmer may purchase under currently exercisable options for Spectre’s common stock.

(3) Includes 60,000 common shares which Mr. Bonev may purchase under currently exercisable options for Spectre’s common stock, and 66,666 common shares owned directly by Mr. Bonev.

(4) Includes 533,333 common shares which Mr. Mix may purchase under currently exercisable options for Spectre’s common stock, 55,000 common shares issuable upon conversion of other convertible securities, 193,250 common shares issuable upon exercise of warrants (with respect to which, warrants for an aggregate of 173,250 common shares are held by Prolific Publishing, Inc., a California corporation of which Mr. Mix is an affiliate).

(5) Includes 20,000 common shares held in trust for Mr. Olah’s children (with respect to which shares Mr. Olah disclaims beneficial ownership), 266,666 common shares issuable upon exercise of options, and 1,866,700 common shares issuable upon exercise of warrants.

(6) Includes 60,000 common shares which Mr. Witcher may purchase under currently exercisable options for Spectre’s common stock.

(7) Includes 83,333 common shares which Mr. Greer may purchase under currently exercisable options for Spectre’s common stock.

(8) Includes Messrs. Brimmer, Bonev, Mix, Olah, Greer, Norris, Price and Witcher.

(9) Includes 1,388,250 common shares issuable upon exercise of warrants and 2,660,223 common shares issuable upon conversion of other convertible securities. Perkins Capital Management holds investment and dispositive power over all of the shares included in the table. In this regard, Richard W. Perkins, Richard C. Perkins, Daniel S. Perkins and Harry A. L. Lindberg, Jr., each are the natural person beneficial holders of investment and dispositive power over such shares. Perkins Capital Management (together with the four aforementioned individuals) has voting power over 1,204,875 common shares included in the table. Marla C. Kennedy, Gary B. Davis, Elizabeth J. Hyduke Kelm, Stephen P. Hyduke, Ann L. Harris, Richard W. Perkins, James G. Peters, David H. Potter, Michael S. Wallace and James H. Lehr are the natural person beneficial holders of voting power over the remaining 2,843,598 shares included in the table.

(10)  Includes 1,987,000 common shares issuable upon exercise of warrants (with respect to which, warrants for an aggregate of 315,000 common shares are held by Hunter Ridge Partners, LLC, a Minnesota limited liability company of which Mr. Mills is an affiliate, warrants for an aggregate of 184,000 shares are held by Blake Capital, Inc., a Minnesota corporation of which Mr. Mills is an affiliate, and warrants for an aggregate of 660,000 common shares are held by Blake Advisors, LLC, a Minnesota limited liability company of which Mr. Mills is an affiliate). Also includes 100,000 common shares issuable upon exercise of other convertible securities held by Hunter Ridge Partners, and 2,044 outstanding common shares held by Hunter Ridge Partners.

(11)  As disclosed in a Schedule 13D/A filed on February 9, 2007.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,046,666	$0.99	1,123,334
Equity compensation plans not approved by security holders	7,358,418	$1.25	none
Total	10,405,084	$1.18	1,123,334

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

2004 Stock Option Plan

In July 2004, the Company’s board of directors passed a resolution adopting the Spectre Gaming Inc. 2004 Stock Option Plan (the “2004 Plan”). The Company has reserved 2,000,000 shares of common stock for issuance under the 2004 Plan. The Company’s shareholders approved the 2004 Plan at the Company’s annual shareholder meeting held on August 26, 2004. As of December 31, 2006, 1,915,000 options have been granted under the 2004 Plan. The 2004 Plan provides for the grant of both incentive and non-statutory stock options. Incentive stock options granted under the 2004 Plan are intended to qualify as “incentive stock options” under the Internal Revenue Code of 1986, as amended. Non-statutory stock options granted under the 2004 Plan will not qualify as incentive stock options. The board of directors adopted the 2004 Plan to provide a means by which Company employees, directors, officers and consultants may be given an opportunity to purchase stock in the Company, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for the success of the Company.

2006 Stock Incentive Plan

In September 2006, the Company’s board of directors adopted the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), and reserved 2,000,000 shares of common stock for issuance under the 2006 Plan. The 2006 Plan permits the grant of both incentive and non-statutory stock options; however, our shareholders must approve the 2006 Plan on or prior to September 12, 2007 for the Company to issue incentive stock options in conformity with IRS regulations. As of April 11, 2007, options for 1,145,000 shares of common stock and 150,000 shares of restricted common stock have been granted under the 2006 Plan. The board of directors adopted the 2006 Plan to provide a means by which Company employees, directors, officers and consultants may be given an opportunity to purchase stock in the Company, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for the success of the Company.

Item 12. Certain Relationships and Related Transactions

The Company incurred expenses from a corporation, owned by Ronald Eibensteiner, a former director of the Company and employing Brian Niebur, another former director and officer of the Company, for rent and consulting services of $11,000 and $149,000 during the years ended December 31, 2006 and 2005 respectively. Management believes that all of the above-described transactions were conducted on terms no less favorable to the Company than could be obtained from unrelated third parties.

The Company incurred expenses to from a corporation, partially owned by Russell Mix, the former CEO and a director of the Company, for consulting services and expense reimbursements of approximately $4,000 and $214,000 during the year ended December 31, 2006 and 2005 respectively. Mr. Mix also serves as a director of the corporation. Management believes that all of the above-described transactions were conducted on terms no less favorable to the Company than could be obtained from unrelated third parties.

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

Effective as of August 2, 2005, the Company’s board of directors appointed D. Bradly Olah as its President. A prior consulting agreement with Mr. Olah was terminated as a result of this appointment. Mr. Olah continued serving as the Company’s President until December 19, 2006, when Mr. David Norris was appointed to that position. On September 12, 2006, the Company appointed Mr. Olah as its Chief Executive Officer and he continues to serve the Company in that capacity. The Company does not have a written employment agreement with Mr. Olah, but has agreed to compensate Mr. Olah with an annual base salary of $150,000. In connection with Mr. Olah’s appointment as the Company’s President, the Company granted Mr. Olah a ten-year option to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $2.55 per share (the fair value of the Company’s common stock on August 2, 2005, the date of grant). The option vests ratably over three years in installments of approximately 166,666 shares on each August 2 beginning in 2006 and ending in 2008. In addition, the Company and Mr. Olah entered into a letter agreement amending an earlier option agreement dated June 1, 2004 which the parties entered into in connection with a consulting agreement. Under the letter agreement, the parties agreed to cease the vesting of 200,000 unvested shares that were subject to an earlier option agreement, and to extend, through July 26, 2010, the term during which vested portion of that option (consisting of 100,000 shares) may be exercised. The purchase price for the vested option to purchase 100,000 shares is $2.15 per share. Notwithstanding the foregoing vesting schedule, all options are subject to early termination in the event Mr. Olah ceases to serve as an employee of or consultant to the Company. The Company evaluated the accounting treatment of the options according to Emerging Issues Task Force 00-23 (EITF 00-23), "Issues related to the Accounting for Stock Compensation under APB Opinion No. 25, and FASB Interpretation No. 44". Due to the modified stock options being fully-vested at the time of the modification, there was no additional compensation expense recognized related to the modification.

On May 20, 2004, the Company closed on a $1.1 million loan from Pandora Select Partners, L.P., in exchange for a convertible promissory note. In connection with the convertible debt financing from Pandora, the Company paid $50,000 and issued two three-year warrants to Blake Advisors, LLC, a Minnesota limited liability company wholly owned by Wayne W. Mills, a greater-than-five-percent shareholder of the Company. The warrants were issued in exchange for financial-advisory services rendered by Blake Advisors. One warrant grants Blake Advisors the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $2.50 per share, and the second warrant grants Blake Advisors the right to obtain up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. For accounting purposes, the warrants were valued at $225,000 using the Black-Scholes pricing model and will be expensed using the straight-line method over the term of the promissory note. For the year ended December 31, 2005, the Company recorded expense of $132,660 related to these warrants.

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

Effective August 2, 2006, the Company entered into an Equipment Revenue Share Agreement with Florida Arcade Corporation, an entity which is owned in part by Ronald E. Eibensteiner (the Company’s former Chairman and Chief Executive Officer). The Company derived revenue of $55,961 in 2006 under this agreement.

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

10.2	Registration Rights Agreement with Pandora Select Partners, L.P., dated May 20, 2004 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 27, 2004).

10.3
Registration Rights Agreement with Pandora Select Partners, L.P. and Whitebox Intermarket Partners, L.P., dated September 10, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on September 16, 2004).

10.4
Promissory Note in favor of Whitebox Intermarket Partners, L.P., dated September 10, 2004 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on September 16, 2004).

10.5
Amendment to Promissory Note by and between Spectre Gaming, Inc. and Whitebox Intermarket Partners, L.P., dated May 10, 2005 (incorporated by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004).

10.6
Securities Purchase Agreement with purchasers of Series B Variable Rate Convertible Preferred Stock, dated October 27, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K on October 28, 2005).

10.7
Form of Warrant to Purchase Common Stock (entered into with purchasers of Series B Variable Rate Convertible Preferred Stock, dated October 27, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K on October 28, 2005).

10.8
Registration Rights Agreement with purchasers of Series B Variable Rate Convertible Preferred Stock, dated October 27, 2005 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K on October 28, 2005).

10.9
Development and License Agreement with Global Gaming Group, Inc., dated May 15, 2006 (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form SB-2 filed on October 2, 2006 (File No. 333-137751)).

10.10	Master Loan Agreement with PDS Gaming Corporation (incorporated by reference to Exhibit 10.18 to the registrant's registration statement on Form SB-2 filed on June 7, 2006 (File No. 333-130254)).

10.11	Security Agreement with PDS Gaming Corporation (incorporated by reference to Exhibit 10.19 to the registrant's registration statement on Form SB-2 filed on June 7, 2006 (File No. 333-130254)).

10.12	Termination and Settlement Agreement with Bally Gaming, Inc., dated June 30, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 6, 2006).

10.13	Technology Agreement with Bally Gaming, Inc., dated June 30, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 6, 2006).

10.14
Form of Securities Purchase Agreement by and between the registrant and each purchaser Variable Rate Convertible Debentures, dated as of August 17, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 21, 2006).

10.15
Form of Debenture issued to purchasers of Variable Rate Convertible Debentures, dated as of August 18, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 21, 2006).

10.16
Form of Common Stock Purchase Warrant issued to purchasers of Variable Rate Convertible Debentures, dated August 18, 2006 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on August 21, 2006).

10.17
Form of Registration Rights Agreement by and between the registrant and each purchaser of Variable Rate Convertible Debentures, dated August 17, 2006 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on August 21, 2006).

10.18	Separation and Release Agreement with Russell C. Mix, dated September 13, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on September 18, 2006).

10.19	Consulting Agreement with Russell C. Mix, dated September 13, 2006 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on September 18, 2006).

10.20	2004 Stock Option Plan (incorporated by reference to Exhibit 10.20 to the registrant’s registration statement on Form SB-2 filed on October 2, 2006 (File No. 333-137751)).

10.21	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 18, 2006).

10.22	Royalty Agreement with PDS Gaming Corporation, dated June 29, 2006 (filed herewith).

10.23	Form of Unsecured Term Promissory Note issued to purchasers of certain bridge notes from December 2006 through March 2007, and to PDS Gaming Corporation on March 16, 2007 (filed herewith).

23	Consent of Virchow, Krause & Company, LLP (filed herewith).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32	Section 1350 Certification (filed herewith).

Item 14. Principal Accountant Fees and Services

The Board of Directors of the Company selected Virchow, Krause & Company, LLP, certified public accountants with offices in Minneapolis, Minnesota, to audit the Company’s financial statements for the years ended December 31, 2006 and 2005. The following table details the fees paid to Virchow Krause for the years ended December 31, 2006 and 2005.

	2006	2005
Audit Fees	$117,010	$76,965
Audit-Related Fees	29,425(2)	13,040(1)
Tax Return Preparation Fees	4,400	3,632
All Other Fees	0	0
Total	$150,835	$93,637

(1)	Fees related to review of Form SB-2 filing.

(2)	Fees relate to review of various SB-2 filings, SEC comment letter, amended 10-KSB and 10-QSB

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
Date: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kenneth Brimmer	Chairman	April 17, 2007
Kenneth Brimmer

/s/ D. Bradly Olah	Chief Executive Officer and Director	April 17, 2007
D. Bradly Olah	(Principal Executive Officer)

/s/ Kevin M. Greer	Chief Financial Officer	April 17, 2007
Kevin M. Greer	(Principal Financial and Accounting Officer)

	Director	April 17, 2007
Russell Mix

	Director	April 17, 2007
Robert Bonev

/s/ N.D. Witcher	Director	April 17, 2007
N.D. Witcher

/s/ Charley Price	Director	April 17, 2007
Charley Price