Form 10QSB
period 2007-03-31
SPECTRE GAMING INC
filed 2007-05-30
CIK 891389

United States
Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,460,449 shares of common stock outstanding as of May 23, 2007, par value $.01 per share.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Spectre Gaming, Inc.
Form 10-QSB
Quarter Ended March 31, 2007

PART I - Financial Information
Item 1. Financial Statements
Spectre Gaming, Inc.
Balance Sheets

	As of March 31, 2007	As of December 31, 2006
ASSETS	Unaudited	Audited
CURRENT ASSETS:
Cash and cash equivalents	$69,981	$250
Accounts receivable, net	8,907	38,519
Other receivables, net	-	12,593
Inventories	429,124	430,498
Deposits	608	280
Current assets of discontinued operations	102,634	102,634
Prepaid royalties	214,525	293,275
Prepaid expenses	202,607	148,440
Debt issuance costs, net	749,016	801,399
Total current assets:	1,777,402	1,827,888

Property, equipment and leasehold improvements, net	142,289	154,593
Leased equipment, net	6,990,819	7,207,828
Debt issuance costs	-	21,409
Prepaid redemption product licenses	237,333	257,333
Other assets	11,436	11,436

Total assets:	$9,159,279	$9,480,487

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$570,699	$450,271
Short-term debt, net	2,541,348	1,670,400
Equipment financing debt	4,481,942	4,551,881
Debentures payable, net	4,635,151	4,154,164
Accounts payable	998,242	843,343
Accrued expenses	1,011,695	696,619
Total current liabilities:	14,239,077	12,366,678

Long-term debt, less current portion	748,298	869,907
Total liabilities	14,987,375	13,236,585

SHAREHOLDERS’ DEFICIT
Capital stock, par value $.01 per share, 100,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $.01 per share:
Authorized shares — 466,666;
Issued and outstanding shares: 43,334 shares ($65,001 liquidation preference)	433	433
Series B Variable Rate Convertible Preferred Stock, par value $.01 per share:
Authorized shares — 30,000;
Issued and outstanding shares: 2,251 shares ($2,250,950 liquidation preference)	23	23
Common stock, par value $.01 per share: Authorized shares - 99,503,334;
Issued shares, 16,516,749 and 16,231,924 at March 31, 2007 and December 31, 2006, respectively; outstanding shares 16,366,749 and 16,106,924 at March 31, 2007 and December 31, 2006, respectively	163,667	161,069
Additional paid-in capital	44,488,348	44,042,445
Accumulated deficit	(50,466,172)	(47,914,045)
Deferred equity compensation	(14,395)	(46,023)
Total shareholders’ deficit:	(5,828,096)	(3,756,098)

Total liabilities and shareholders’ deficit:	$9,159,279	$9,480,487

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2007	2006

REVENUE:
Sales	$216,438	$-

Cost of revenues	579,784	-
Gross loss	(363,346)	-

OPERATING EXPENSES:
Research and development	293,475	540,779
Sales and marketing	89,135	50,127
General and administrative	715,212	604,618
Total Operating Expenses:	1,097,822	1,195,524

Operating loss	(1,461,168)	(1,195,524)

OTHER INCOME (EXPENSE):
Interest income	377	11,742
Interest expense	(1,038,607)	(105,250)
Total other income (expense)	(1,038,230)	(93,508)

Loss from continuing operations:	(2,499,398)	(1,289,032)
Loss from discontinued operations	-	(58,920)
Net loss:	(2,499,398)	(1,347,952)
Preferred stock dividends	52,729	163,173

Net loss attributable to common shareholders	$(2,552,127)	$(1,511,125)

NET LOSS PER COMMON SHARE BASIC AND DILUTED:
Loss from continuing operations	$(0.15)	$(0.09)
Loss from discontinued operations	(0.00)	(0.00)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(0.16)	(0.11)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	16,307,561	13,641,006

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Statements of Cash Flows (Unaudited)
	For the three months ended March 31,
	2007	2006
Operating activities
Net loss	$(2,499,398)	$(1,347,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333,920	28,784
Stock options and warrants issued for services	328,475	250,573
Gain on sale of property and equipment	-	(4,000)
Amortization of original issue discount	494,755	-
Amortization of debt issuance costs	82,802	-
Amortization of long-term technology and distribution rights	-	250,000
Change in allowance for doubtful accounts	43,242	-
Changes in operating assets and liabilities:
Accounts receivable	(13,630)
Other receivables	12,593	3,190
Inventory	1,373	23,345
Deposits	(328)	-
Prepaid expenses	97,487	(40,701)
Accounts payable and accrued expenses	417,248	(267,639)
Net cash used in operating activities:	(701,461)	(1,104,400)

Investing activities
Net proceeds from sale of property and equipment	-	24,000
Purchases of property, equipment and leasehold improvements	(5,856)	(49,936)
Net cash used in investing activities:	(5,856)	(25,936)

Financing activities
Exercise of stock options	-	3,975
Proceeds from short-term debt	966,948	-
Payments on notes payable	(180,890)	-
Debt issuance costs	(9,010)
Preferred stock dividend	-	(111,284)
Net cash used by financing activities:	777,048	(107,309)
Decrease in cash and cash equivalents	69,731	(1,237,645)
Cash and cash equivalents at beginning of year	250	1,656,831
Cash and cash equivalents at end of period:	$69,981	$419,186

Supplemental cash flow information
Cash paid for interest	$53,115	$172,500
Non-cash Investing and Financing Activities:
Conversion of Series B convertible preferred stock to common stock	-	1,562
Inventory transferred to leased AWP equipment, net of reserve	-	96,680
Preferred stock dividends accrued	52,729	163,173
Common stock issued for interest expense	151,654	-

See accompanying notes to financial statements.

Spectre Gaming, Inc.
Notes to Financial Statements
March 31, 2007 and 2006
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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses for the three months ended March 31, 2007 and the year ended December 31, 2006, had an accumulated deficit at March 31, 2007, and does not have adequate liquidity to fund its operations through fiscal 2007. As of the date of this quarterly report, the Company’s current liabilities exceed current assets. To service its debt, the Company must produce sufficient operating revenue or raise additional capital. If the Company relies in whole or in part on financing, debt financing may involve restrictive covenants and equity financing will result in dilution to our common shareholders. Nevertheless, the Company may not be able to successfully obtain any financing at all. If we cannot produce revenue sufficient to service and repay our debt, or successfully obtain financing for that purpose, the Company will likely be forced to consider various strategic alternatives, including but not limited to liquidating some or all assets, ceasing some or all operations, and bankruptcy. In addition, the Company may be subject to foreclosures by its secured creditors. Since the Company does not have significant operating history in the AWP market, it is uncertain whether the Company can generate net cash flows necessary to sustain its business. The Company is currently engaged in fund raising activities and continues to seek opportunities to maximize the utilization and revenue generating potential of its assets. However, the Company’s management has been focused on procuring funds to operate the business and recently has been unable to invest the necessary resources required for further placement of games. Nevertheless, there can be no assurance the Company will raise the necessary capital to fund its business. If the Company is not successful in raising additional funds it will not be able to continue as a going concern. This could result in bankruptcy and/or liquidation of its assets, in which case the Company may not realize the carrying value of its assets. The financial statements do not include any adjustments that might result from the outcome of this condition.

Pursuant to the Master Loan Agreement entered into with PDS Gaming Corporation on June 29, 2006, it is an event of default if the Company does not pay its principal and interest payments when due or if the Company becomes insolvent, defined as liabilities greater than assets. At March 31, 2007 and December 31, 2006, the Company was insolvent and was delinquent on its principal and interest payments. Upon an event of default, PDS may at any time declare all unmatured obligations immediately due and payable. On May 22, 2007, the Company entered into a Forbearance Agreement with PDS in which PDS agreed to forbear, until May 15, 2008, from exercising its rights under the Master Loan Agreement between PDS and Spectre dated June 29, 2006.

Under terms associated with the Company’s outstanding Variable Rate Convertible Debentures due February 18, 2009, an event of default occurs if the Company is in default under any other indebtedness obligation exceeding $150,000. As a result of the defaults on the PDS Gaming Corporation promissory notes, the Company is in default under the Variable Rate Convertible Debentures. Upon an event of default, at the debentureholders’ election, the amount owing the holders will become immediately due and payable at 130% of the outstanding balance, representing a premium of $2,472,764 on the principal balance on the notes of $8,242,548, along with interest at the lesser of 18% or the maximum rate permitted under applicable law. As of the date of this report, the Company has not received notice from any debentureholders requiring acceleration of amounts due under the debenture. The Company has classified the debentures payable as short-term debt.

The Company expects to work with the Variable Rate Convertible Debenture holders to obtain waivers for the defaults and/or cure and avoid future events of default.

Note 2. Summary of Significant Accounting Policies.

Interim Financial Information. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2006, contained in its Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, the Company has not included the results of operations of its Class II and Class III business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The loss from discontinued operations for the three months ended March 31, 2007 and 2006, respectively, consist of the following:

	For the three months ended March 31,
	2007	2006

REVENUE:
Sales	$-	$4,710

Cost of revenues	-	13,216
Gross profit	-	(8,506)

OPERATING EXPENSES:
Research and development	-	-
Sales and marketing	-	19,376
General and administrative	-	35,038
Total Operating Expenses:	-	54,414
Operating loss:	-	(62,930)
Gain on sale of equipment	-	4,000

Net loss from discontinued operations	$-	$(58,920)

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

Accounts Receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The Company recorded a reserve for bad debts of $53,207 and $9,965 against its receivables at March 31, 2007 and December 31, 2006, respectively.

Inventories. Inventories, which consist principally of AWP game products and related materials, are stated at the lower of cost (determined on the specific identification method) or market. At March 31, 2007 the Company had $354,449 of finished goods inventory and $110,894 of spare parts and game cabinets. At December 31, 2006 the Company had $355,822 of finished goods inventory and $74,676 of spare parts and game cabinets.

Prepaid Royalties. Prepaid royalties relate to royalties due to PDS Gaming Corporation that were prepaid with the issuance of a short-term note payable (Note 6). The prepaid royalties are being amortized over a twelve month period. The Company expensed $78,750 in the three months ended March 31, 2007 and will expense the remaining $214,525 in the remainder of the year ending December 31, 2007.

Leased Equipment and Property, Equipment and Leasehold Improvements. Leased equipment and property, equipment and leasehold improvements were stated at cost. AWP machines placed with customers under participation arrangements are included in leased equipment. Depreciation of these assets is recognized on the straight-line basis over the asset’s estimated useful life ranging from three to five years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred. Sales and retirements of depreciable property were recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations. At March 31, 2007, the Company had 844 AWP machines in fixed assets that were either awaiting placement or had been temporarily removed from service to be relocated to alternate customer locations. Upon deployment at new locations, the Company will depreciate those machines over their remaining useful life. Depreciation and amortization expense on leased equipment and property, equipment and leasehold improvements was $235,169 and $25,108 for the three months ended March 31, 2007 and 2006, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. There was not an adjustment to the value of the long-lived assets, other than the long-term technology and distribution rights, during the three months ended March 31, 2007 and 2006. Provided the Company can raise sufficient capital to fund its operations, its estimated cash flows on its leased AWP games is adequate to realize their value. However, the Company still has limited operating history in the AWP market and will continue to evaluate the carrying values of its assets in future periods as it gains more operating history, which may result in impairment charges.

Debt Issuance Costs. The Company capitalizes the costs associated with obtaining debt financing and it amortizes the costs over the term of the debt on a straight-line basis which approximates the effective interest method. Amortization expense for the three months ended March 31, 2007 and 2006 was $82,802 and $0, respectively. The Company amortizes the costs over the term of the debt which ranges from 30 to 48 months and will have additional amortization of $250,661 in 2007, $306,329 in 2008, $134,347 in 2009 and $57,681 in 2010.

Prepaid Redemption Product Licenses. On April 30, 2006, the Company entered into a Development and License Agreement with Global Gaming Group to provide game content. The Company capitalized payments of $240,000 to Global Gaming Group and is amortizing them over the three-year life of the agreement. The Company recorded amortization expense of $20,000 in the three months ended March 31, 2007. The Company will have additional amortization expense of $60,000 in 2007, $80,000 in 2008 and $33,333 in 2010.

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

Research and Development Costs. Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any internal software development costs, since such costs have not been significant and the products are released shortly after technological feasibility. Research and development expense for continuing operations was $293,475 and $540,779 for the three months ended March 31, 2007 and 2006, respectively.

Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options, warrants, convertible preferred stock, convertible debentures or restricted stock totaling 48,743,476 and 18,435,505 shares for the three months ended March 31, 2007 and 2006 respectively, could potentially dilute basic loss per common share in subsequent years. All options, warrants, convertible preferred stock, convertible debentures and restricted stock outstanding were antidilutive for the three months ended March 31, 2007 and 2006 due to a loss for these periods.

Stock-Based Compensation - Employees. The Company recognizes share based compensation costs on a straight-line basis over the requisite service period of the award which is generally over the option vesting term. The amount of expense recorded for the three months ended March 31, 2007 and 2006 was $318,329 ($0.02 per share) and $263,947 ($0.02 per share), respectively. Based on options and restricted stock grants outstanding at March 31, 2007, the Company estimates the expense to be $2,121,000 for the remainder of 2007 through 2010.

The following significant assumptions were utilized to calculate the fair value utilizing the Black-Scholes pricing model:

	Three Months Ended March 31,
	2007	2006
Risk free interest rate	4.48%	4.31%
Expected life	4.00 years	5.00 years
Expected volatility	214%	169%
Expected dividends	0%	0%

The volatility factor is based on the Company’s historical stock price fluctuations for a period of approximately 3 years. This period is shorter than the expected life of the options but was deemed more relevant given the significant change in the Company’s business model and strategy. The Company has not issued and does not intend to issue, dividends; therefore, the dividend yield assumption is 0. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the contractual period of the options granted. Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options for the three months ended March 31, 2007 and 2006.

Non-employees

At March 31, 2007 and 2006, the Company had outstanding options and warrants to purchase 1,526,666 and 1,516,666 shares respectively, of the Company’s common stock to non-employees, mostly consultants, with exercise prices ranging from $0.26 per share to $3.00 per share and expiring at various times through June 2014. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options on the earlier of the date a performance commitment is met or the date the performance is complete. The Company recorded a reduction of expense, due to a change in the fair value of the options and warrants, of $1,355 and $13,373 for the three months ended March 31, 2007 and 2006, respectively, in accordance with EITF 96-18.

Recent Accounting Pronouncements. In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specific risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 159 will not have an impact on its financial statements.

Income Taxes. Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109 (“SFAS 109”), Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. The Company has determined that there was no impact on the financial position or results of operations following adoption of FIN No. 48 for the three months ended March 31, 2007.

Note 3. Shareholder’s Deficit

Common Stock

During the three months ended March 31, 2007, the Company issued 259,825 shares of its common stock, valued at $151,654, as payment for interest on certain one-year notes issued by the Company (Note 5).

Note 4. Convertible Debt Financing

On August 18, 2006, the Company offered and sold an aggregate of $8,242,549 in Variable Rate Convertible Debentures (“Debentures”), together with warrants to purchase an aggregate of 10,343,474 shares of the Company’s common stock at $1.10 per share, subject to adjustment (Note 1). The Debentures are convertible into common stock at a conversion price of $1.00 per share, subject to adjustment. Interest only payments on the Debentures are due on a quarterly basis beginning January 1, 2007 and is based on a per annum rate equal to the 6-month LIBOR on the day before the quarterly interest period, plus four percent. The principal balance of the Debentures is due February 18, 2009.

The allocation of the gross proceeds of the Debentures financed in August 2006 are summarized below as of March 31, 2007:

Debentures payable	$8,242,548
Value of warrants allocated to additional paid in capital	(2,508,366)
Value of beneficial conversion option allocated to paid in capital	(2,301,497)
Debentures payable, net of original issue discount	3,432,685
Amortization of original issue discount	1,202,466
Total debentures payable, net	$4,635,151

Note 5. Short-term Debt

As of March 31, 2007, the Company was past due on a note payable to Parklane Associates LLC with a principal balance of $279,000, which was due on December 31, 2006. The Parklane note originated as a note payable to Pandora Select Partners L.P. in the amount of $750,000. On May 12, 2006, the Pandora note was assumed by Parklane Associates LLC. On February 8, 2007, Pandora Select Partners filed a confession of judgment against Parklane and three individual guarantors of the debt Parklane owes to Pandora Select Partners, including Ronald E. Eibensteiner, D. Bradly Olah, and Wayne W. Mills, to enforce their guaranties. As of May 23, 2007, however, the Company has not received any notice of default from Parklane. The Company has subsequently made additional payments to Parklane, with a principal balance of $102,000 at May 23, 2007.

From December 18, 2006 through December 31, 2006 and January 1, 2007 through January 29, 2007, the Company sold to 28 investors unsecured term promissory notes in the aggregate principal amounts of $225,000 and $410,260, respectively. All principal due under the notes is payable in cash only and due and payable in full on the one-year anniversary of the issuance of the notes. Interest on the principal amount accrues at the per annum rate of 55%, and is payable, in advance, in shares of the Company’s common stock, valued at $1.10 per share, subject to adjustment as set forth in the notes. As of March 31, 2007 the Company had issued 259,825 shares of common stock as payment of interest and subsequently issued the remaining 53,500 required interest shares. The Company recorded the issuance of the interest shares as prepaid interest based at their fair value at date of issuance and is amortizing the balance over the life of the loans. The Company recorded interest expense of $33,741 related to these loans during the three month period ended March 31, 2007. Payments of principal under the notes are subordinate to the Company’s obligations under variable rate convertible debentures issued on August 18, 2006, in aggregate principal amount of $8,242,549 (Note 4). The balance on the notes at March 31, 2007 was $626,650.

 On March 16, 2007, the Company finalized a secured term promissory note, treated effective December 18, 2006, to PDS Gaming Corporation in the principal amount of $320,400 as payment for amounts due under a royalty agreement from December 2006 through November 2007. The note was recorded on the Company’s balance sheet as of December 31. 2006. All principal due under the notes is payable in cash only and due and payable in full on December 18, 2007. Interest on the principal amount accrues at the per annum rate of 55%, and is payable, in advance, in shares of the Company’s common stock, valued at $1.10 per share, subject to adjustment as set forth in the notes. Subsequent to March 31, 2007, the Company issued 160,200 shares valued at $27,234 as payment for interest due on the note. Payments of principal under the notes are subordinate to the Company’s obligations under variable rate convertible debentures issued on August 18, 2006, in aggregate principal amount of $8,242,549 (Note 4). As additional consideration for entering into the note, the Company granted PDS a five-year license to use the Company’s AWP technology in the event PDS were to foreclose on any AWP machines owned by the Company. The balance on the notes at March 31, 2007 was $320,400.

In March 2007, the Company began offering existing warrant holders a reduced exercise price for their warrants of $0.25. Investors that participate and exercise their warrants will receive an additional one-half share of common stock for each share that they purchase. As an option, a warrant holder may transfer their warrant to an investor who will exercise the warrant, in which case the Company will replace the warrant to the transferor. There can be no assurance that warrantholders will accept this offer and the offering is subject to a $3.5 million aggregate minimum offering amount. As of March 31, 2007, the Company had not closed on the warrant repricing offering.

In connection with the warrant repricing offering, the Company also began selling short-term bridge notes. The notes are unsecured, mature in one year, and are convertible into the exercise price for warrants at the reduced exercise price. The notes provide for 0% interest. The Company will imput interest on the notes at its effective borrowing rate which approximates 14.5% and will result in total interest expense of $71,588 over the 12 month term of the notes. The respective imputed interest expense was not significant for the three months ended March 31, 2007.  In connection with the private placement, the Company agreed to permit investors to exercise certain currently issued common stock purchase warrants, the shares issuable upon exercise of which are not registered for resale, on a cashless conversion basis. The warrants may not, however, be cashlessly converted for an amount of common shares exceeding eight times the dollar amount loaned to the Company in exchange for the note. Some of the note holders may not currently hold enough warrants to fully benefit from this provision but may acquire warrants from other holders. The Company has committed in some instances, on a best efforts basis, to replace warrants provided by certain warrant holders for conversion by the note holders participating in the bridge note offering. No securities offered or sold in the private placement of the bridge notes, the shares of common stock issuable upon the cashless conversion of warrants, or the shares of common stock issuable upon exercise of warrants with a reduced exercise price, were registered under the Securities Act. Therefore, no such securities may be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company offered and sold the above-referenced securities in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, and on Rule 506 under the Securities Act. The disclosure about the private placement and related agreements contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable rules for filing reports with the SEC, and as permitted under Rule 135c under the Securities Act. As of March 31, 2007, the Company has received proceeds on the sale of bridge notes payable totaling $565,298 and had recorded the notes as short-term debt. Additionally, as of March 31, 2007, no investors had exercised their cashless conversion rights.

Total short-term debt outstanding at March 31, 2007 and 2006 was $2,541,348 and $1,670,400 respectively.

Note 6. Equipment Financing

On May 25, 2006, the Company entered into a Master Loan Agreement with PDS Gaming Corporation, a Minnesota corporation, providing for purchase-money amusement-with-prize machine financing in an amount aggregating up to $20 million. Under the Master Loan Agreement, the Company has the right to request advances, subject to certain funding contingencies, in amounts not to exceed $10 million or to be less than $650,000.

On June 28, 2006, the Company entered into a Master Loan Agreement and delivered into two new promissory notes in the amounts of $3,182,854 and $1,910,000. Proceeds of the notes are to fund the purchase of 875 redemption product licenses form Bally Gaming, Inc. and purchase AWP equipment. As additional consideration for entering into the promissory notes, the Company agreed to pay PDS a monthly royalty fee of $1.75 per day for 500 AWP devices for 48 months commencing on August 1, 2006. During the three months ended March 31, 2007 and 2006, the Company expensed $78,750 and $0, respectively, due PDS under the royalty agreement.

Pursuant to the Master Loan Agreement, it is an event of default if the Company does not pay its principal and interest payments when due or if the Company becomes insolvent, defined as liabilities greater than assets. At March 31, 2007 and December 31, 2006, the Company was insolvent and was delinquent on its principal and interest payments. Upon an occurrence of an event of default, PDS may at any time declare all unmatured obligations immediately due and payable. The Company has not received notice from PDS declaring the Company’s obligations immediately due and payable. In addition, after the first twelve months after the first closing date, the Company is required to maintain a targeted fixed charge coverage ratio of at least 1.1 to 1.0 for the following twelve months. The fixed charge coverage ratio is defined as EBITDA for such period to fixed charges, defined as required principal payments on all debt during the same period plus taxes payable during the same period. The Company has classified the amounts due PDS as short-term debt.

On May 22, 2007, the Company entered into a Forbearance Agreement with PDS in which PDS agreed to forbear, until May 15, 2008, from exercising its rights under the Master Loan Agreement between PDS and Spectre dated June 29, 2006.

On July 25, 2006, the Company entered into a financing transaction for the purchase of inventory. Total indebtedness equaled $1,463,050 and provides for interest at 14.5% per annum, and payments computed on a 36-month amortization but with a balloon payment due after 24 months (i.e., on July 25, 2008).

The allocation of the gross proceeds of the equipment financing debt, less repayments made, is summarized below as of March 31, 2007:

Equipment financing debt, net of repayments	$5,957,575
Value of 200,000 warrants allocated to additional paid in capital	(220,290)
Equipment financing debt, net of original issue discount	5,737,285
Amortization of original issue discount	41,305
Equipment financing debt	5,778,590
Less PDS debt classified as short-term	(4,481,942)
Other long-term debt	22,349
Long-term debt, net	1,318,997
Current portion of long-term debt	(570,699)
Total long-term debt, net	$748,298

Note 7. Related Party Transactions

The Company incurred expenses from corporations, owned by Ronald Eibensteiner, the former Chairman and CEO of the Company and employing Brian Niebur, another former director and former CFO of the Company, for rent and consulting services of approximately $0 and $11,000 during the three months ended March 31, 2007 and 2006, respectively.

Effective August 2, 2006, the Company entered into an Equipment Revenue Share Agreement with Florida Arcade Corporation, an entity which is owned in part by Ronald Eibensteiner, the Company’s former Chairman and Chief Executive Officer, and a greater than 5% shareholder during 2006. The Company derived revenue of $46,549 during the three months ended March 31, 2007 under this agreement.

In Mach 2007, the Company received proceeds of $50,000 and accepted a subscription for and additional $50,000 on the sale of the Company’s short-term bridge notes (Note 5) from D. Bradly Olah, the Company’s Chief Executive Officer and a director.

Note 8. Significant Customers

Revenues from four customers was 93% of revenue from continuing operations for the three months ended March 31, 2007. The Company had no revenue from continuing operations for the three months ended March 31, 2006.

Note 9. Subsequent Events

The Company has received additional proceeds on the sale of bridge notes payables totaling $400,150, including $30,000 from D. Bradly Olah, the Company’s Chief Executive Officer and a director. The notes are unsecured, mature in one year, and are convertible into the exercise of warrants which the Company is offering at a reduced exercise price. In connection with the private placement, the Company agreed to permit investors to exercise certain common stock purchase warrants, the shares issuable upon exercise of which are not registered for resale, on a cashless conversion basis. The warrants may not, however, be cashlessly converted for an amount of common shares exceeding eight times the dollar amount loaned to the Company in exchange for the related note. Currently, no investors have exercised their cashless conversion rights.

On May 15, 2007, D. Bradly Olah, the Company’s Chief Executive Officer, entered into a Warrant Exercise and Subscription Agreement with the Company pursuant to which Mr. Olah exercised a warrant to purchase 320,000 shares of Company common stock at $0.25 per share. Pursuant to the terms of the agreement, Mr. Olah also received 160,000 additional shares of common stock as incentive to exercise the warrant.

On May 9, 2007, the Company entered into a Consulting Agreement with New Castle Consulting, LLC, a New York limited liability company, pursuant to which New Castle will provide investor relations and/or market relations services. In consideration for New Castle’s services for the next six months under the terms of the agreement, the Company issued New Castle 1,100,000 shares of unregistered common stock, with no registration rights.

No securities offered or sold in the private placements discussed above were registered under the Securities Act. Therefore, no such securities may be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company offered and sold the above-referenced securities in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, and on Rule 506 under the Securities Act. The disclosure about the private placement and related agreements contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable rules for filing annual reports with the SEC, and as permitted under Rule 135c under the Securities Act.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The accompanying management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenues. The Company’s revenues from continuing operations for the three months ended March 31, 2007 were $216,438 compared to $0 for the three months ended March 31, 2006. The increase was due to the fact that the Company is new to the AWP business and had no revenue-producing sales during the three-month period ended March 31, 2006.

Cost of Revenues. The Company’s cost of revenues from continuing operations for the three months ended March 31, 2007 were $579,784 compared to $0 for the three months ended March 31, 2006. The increase was due to the fact that the Company is new to the AWP business and had no revenue-producing sales during the three-month period ended March 31, 2006.

Research and Product Development Expenses. Research and product development expenses for continuing operations for the three months ended March 31, 2007 was $293,475, compared to $540,779 for the three months ended March 31, 2006. The decrease in expense for the three-month period was due to $0 of amortization of long-term technology and distribution rights included in 2007 versus $250,000 for the same period in 2006. Management expects that expenditures for research and product development may increase in future quarters as the Company continues placing its AWP machines in the market and continues to develop and broaden its product base.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2007 was $89,135, compared to $50,127 for the three months ended March 31, 2006. The increases in expense resulted from the Company commencing operations in the AWP market and incurring placement fees for AWP machines in operation in 2007.

General and Administrative Expenses. General and administrative expenses from continuing operations for the three months ended March 31, 2007 was $715,212, compared to $604,618 for the three months ended March 31, 2006. The increase was due primarily to the addition to and increase in corporate staff expense, increased professional fees and other corporate expenses as a result of starting in the AWP business after the first quarter of 2005. In addition, the three months ended March 31, 2007 and 2006 included $318,329 and $263,947, respectively, of expense related to employee stock options in connection with the adoption of FASB 123(R) which requires stock options to be expensed as they vest.

Interest Expense. Interest expense for the three months ended March 31, 2007 was $1,038,607, compared to $105,250 for the three months ended March 31, 2006. The increase in interest expense is primarily due to an increase of $494,754 of amortization of original issue discount on debentures payable and equipment financing, $82,803 of amortization of financing costs related to debt issuance and $355,800 of interest expense on Company borrowings.

Loss From Discontinued Operations. The loss from discontinued operations was $0 and $58,920 for the three months ended March 31, 2007 and 2006, respectively. The decrease in loss between the comparable periods was due to the Company having no discontinued operations activity in the 2007.

Net Loss. The Company incurred a net loss of $2,552,127 for the three months ended March 31, 2007, compared to a net loss of $1,511,125 for the three months ended March 31, 2006. The increased net loss between the comparable periods is due primarily to losses from the Company AWP operations and increased debt and borrowing related costs including amortization of original issue discount.

Liquidity and Capital Resources. The Company had negative working capital of $12,461,675 and $10,538,790 at March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007, cash used in operations was $701,461 and the primary uses of cash were to fund the Company’s net loss and associated development of AWP products. These uses were partially offset by non-cash charges related to stock options and warrants issued for services, amortization of original issue discount, stock based compensation expense, and depreciation and amortization. For the three months ended March 31, 2006, the cash used in operations was $1,104,400 and the primary use of cash was to fund the Company’s net loss and associated development of AWP products. These uses were partially offset by non-cash charges related to stock options and warrants issued for services, amortization of long-term technology and distribution rights, stock based compensation expense, and depreciation and amortization.

Cash used in investing activities was $5,826 and $25,936 for the three months ended March 31, 2007 and 2006, respectively, to purchase fixed assets. Cash used in the 2005 period was partially offset by proceeds of $24,000 from the sale of property and equipment.

Cash provided in financing activities was $966,948 for the three months ended March 31, 2007 which was attributable to proceeds from short-term financing less costs and offset by payments on notes payable. Cash used in financing activities for the three months ended March 31, 2006 was 111,284 which consisted of the payment of dividends on preferred stock.

Pursuant to the Master Loan Agreement entered into with PDS Gaming Corporation on June 29, 2006, it is an event of default if the Company does not pay its principal and interest payments when due or if the Company becomes insolvent, defined as liabilities greater than assets. At March 31, 2007 and December 31, 2006, the Company was insolvent and was delinquent on its principal and interest payments. Upon an occurrence of an event of default, PDS may at any time declare all unmatured obligations immediately due and payable. On May 22, 2007, the Company entered into a Forbearance Agreement with PDS in which PDS agreed to forbear, until May 15, 2008, from exercising its rights under the Master Loan Agreement between PDS and Spectre dated June 29, 2006.

Under terms associated with the Company’s outstanding Variable Rate Convertible Debentures due February 18, 2009, an event of default occurs if the Company is in default under any other indebtedness obligation exceeding $150,000. As a result of the defaults on the PDS Gaming Corporation promissory notes, the Company is in default on those certain covenants in the Variable Rate Convertible Debentures. Upon an event of default, at the debentureholders’ election, the amount owing the holders will become immediately due and payable at 130% of the outstanding balance, representing a premium of $2,472,764 on the principal balance on the notes of $8,242,548, along with interest at the lesser of 18% or the maximum rate permitted under applicable law. As of May 23, 2007, the Company has not received notice from any debentureholders requiring acceleration of amounts due under the debenture. The Company has classified the debentures payable as short-term debt.

As of the date of this report, the Company had not made a principal payment of $102,000, plus accrued interest, that originally became due December 31, 2006, on a promissory note held by Parklane Associates LLC and secured by substantially all of the assets of the Company. The note was originally issued and due to Pandora Select Partners, L.P. on September 10, 2004, but was acquired by Parklane in May 2006. Parklane paid for this purchase by issuing a substantially identical promissory note to Pandora Select Partners. Since January 1, 2007, the Company has made principal payments to Parklane in the aggregate amount of $273,000. In addition, the Company had not made interest payments on its Variable Rate Convertible Debentures totaling approximately $298,500 and dividends on its Series B Variable Rate Convertible Preferred Stock totaling approximately $63,500, which were due on December 31, 2006 and January 1, 2007, respectively. Since such due dates, the Company has received consents, representing 98% of amounts due to debenture holders and 100% of amounts due to preferred holders, to defer such interest and dividends due on January 1, 2007 and any additional amounts that will accrue and become payable in 2007, until January 1, 2008.

On February 8, 2007, Pandora Select Partners filed a confession of judgment against Parklane and three individual grantors of the debt Parklane owes to Pandora Select Partners, including Ronald E. Eibensteiner, D. Bradly Olah, and Wayne W. Mills. As of the date of this report, however, the Company had not received any notice of default from Parklane. In the event the Company receives such a notice, it will have ten days to make payment in full to Parklane prior to defaulting under the terms of the promissory note.

From December 18, 2006 through December 31, 2006 and January 1, 2007 through January 29, 2007, the Company sold to 28 investors unsecured term promissory notes in the aggregate principal amounts of $225,000 and $410,260, respectively. All principal due under the notes is payable in cash only and due and payable in full on the one-year anniversary of the issuance of the notes. Interest on the principal amount accrues at the per annum rate of 55%, and is payable, in advance, in shares of the Company’s common stock, valued at $1.10 per share, subject to adjustment as set forth in the notes. As of March 31, 2007 the Company had issued 259,825 shares of common stock as payment of interest and subsequently issued the remaining 53,500 required interest shares. The Company recorded the issuance of the interest shares as prepaid interest based at their fair value at date of issuance and is amortizing the balance over the life of the loans. The Company recorded interest expense of $33,741 related to these loans during the three month period ended March 31, 2007. Payments of principal under the notes are subordinate to the Company’s obligations under variable rate convertible debentures issued on August 18, 2006, in aggregate principal amount of $8,242,549 (Note 4). The balance on the notes as of the date of this report was $626,650.

 On March 16, 2007, the Company finalized a secured term promissory note, effective December 18, 2006, to PDS Gaming Corporation in the principal amount of $320,400 as payment for amounts due under a royalty agreement from December 2006 through November 2007. The note was recorded on the Company’s balance sheet as of December 31. 2007. All principal due under the notes is payable in cash only and due and payable in full on the one-year anniversary of the issuance of the notes. Interest on the principal amount accrues at the per annum rate of 55%, and is payable, in advance, in shares of the Company’s common stock, valued at $1.10 per share, subject to adjustment as set forth in the notes. Subsequent to March 31, 2007, the Company issued 160,200 shares valued at $27,234 as payment for interest due on the note. Payments of principal under the notes are subordinate to the Company’s obligations under variable rate convertible debentures issued on August 18, 2006, in aggregate principal amount of $8,242,549 (Note 4). As additional consideration for entering onto the note, the Company entered into a five year license to its AWP technology to be used by PDS in the event it was to foreclose on any AWP machines owned by the Company. The balance on the notes as of the date of this report was $320,400.

In March 2007, the Company began offering existing warrant holders a reduced exercise price of $0.25 for their warrants. Investors that participate will receive an additional one-half share of common stock for each share that they purchase upon exercise of their warrants at the reduced price. As an option, a warrant holder may transfer their warrant to an investor who will exercise the warrant, in which case the Company will replace the warrant to the transferor. There can be no assurance that warrantholders will accept this offer.

In connection with the warrant repricing offering, the Company also began selling short-term bridge notes. The notes are unsecured, mature in one year, and are convertible into the exercise of warrants which the Company is offering at a reduced exercise price. In connection with the private placement, the Company agreed to permit investors to exercise certain common stock purchase warrants, the shares issuable upon exercise of which are not registered for resale, on a cashless conversion basis. The warrants may not, however, be cashlessly converted for an amount of common shares exceeding eight times the dollar amount loaned to the Company in exchange for the related note.

No securities offered or sold in connection with the above described warrant repricing offering or the short-term bridge note offering were registered under the Securities Act. Therefore, no such securities may be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has offered and sold the above-referenced securities in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, and on Rule 506 under the Securities Act. The disclosure about the private placement and related agreements contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable rules for filing annual reports with the SEC, and as permitted under Rule 135c under the Securities Act. As of the date of this report, the Company has received proceeds on the sale of bridge notes payables totaling $965,488 and has accepted subscriptions for an additional $40,000. The notes are being recorded as short-term debt. Additionally, as of May 23, 2007, no investors had exercised their cashless conversion rights.

On May 15, 2007, D. Bradly Olah, the Company’s Chief Executive Officer, entered into a Warrant Exercise and Subscription Agreement with the Company pursuant to which Mr. Olah exercised a warrant to purchase 320,000 shares of Company common stock at $0.25 per share. Pursuant to the terms of the agreement, Mr. Olah also received 160,000 additional shares of common stock as incentive to exercise the warrant.

The Company anticipates that it will need to expend significant resources in 2007 acquiring machines to be placed in amusement centers on either a fixed lease or a participation basis. Once placed in service, these machines are transferred to fixed assets. In addition, the Company expects that research and product development, sales and marketing, and general and administrative expenses will also increase as the Company adds additional personnel and incurs other costs associated with placing and marketing its AWP products and for other corporate purposes. Over the next 12 months, the Company expects to spend a significant amount on deploying its existing AWP machines, on capital equipment purchases primarily for AWP machines, and for such purpose expects to seek financing to purchase such equipment.

The Company believes it does not have sufficient cash to fund operations beyond May 2007. The Company is engaged in efforts to secure financing for its operations. Nevertheless, the Company may not be able to secure financing, if at all, on terms favorable or acceptable to the Company. In the absence of additional financing, the Company would likely be forced to consider a variety of strategic alternatives, including but not limited to liquidating some or all of the Company’s assets or discontinuing operations. If the Company is forced to liquidate its assets, it may not be able to realize the carrying value of those assets. Moreover, even if financing is obtained, the Company expects that its ability to continue operations in the future will be materially dependent on its ability to generate or raise sufficient additional working capital. The Company continues to seek opportunities which will maximize the utilization and revenue potential of its assets and believes that it can ultimately generate the necessary working capital through continued placement of its AWP games and other utilization of its technology.

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

Although the Company believes that the expectations reflected in the forward-looking statements contained in this document are generally reasonable, we cannot assure you that such expectations will ultimately prove to be correct. Generally, the forward-looking statements contained in this document relate to business plans and strategies, projected or anticipated benefits or other consequences of market conditions and opportunities, projections involving anticipated sales and revenues, expenses, projected future earnings and other aspects of operations and operational results. All phases of the Company’s operations are subject to a number of risks, most of which are outside the Company’s control, and the materialization of any one or combination of such risks could materially and adversely affect the results of the Company’s operations, and also, could affect whether any forward-looking statements contained in this document ultimately prove to be accurate. Important factors that could cause actual results to differ materially from the Company’s expectations are summarized above, as well as in the “Risk Factors” section of our Annual Report on Form 10-KSB for the year ended December 31, 2006 (as such risk factors are modified below). The forward-looking statements contained in this document are made as of the date of this document, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those contained in any such forward-looking statements. Therefore, we caution our readers not to unduly rely on the forward-looking statements contained in this document.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 3. Controls and Procedures

The Company carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness, as of March 31, 2007, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. During the course of their audit of our consolidated financial statements for fiscal 2005 and 2006, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the audit committee of our Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

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

The Company does not agree with the State Attorney’s position and facilitated a transfer of the operator contract to a third party. As a result, the business was re-opened on May 24, 2007 under different ownership at a different location within Hernando County, Florida. Florida state or county authorities have the power to seize the Company’s games pending resolution through litigation or a settlement of any assertion that the Company's games do not comply with Florida legal requirements. If the matter proceeds to litigation, it is possible that the Company’s games could be found to be non-compliant with Florida state law. Such a determination would likely result in the Company being forced to remove all of its games in Florida, or else have them seized.

Under the Company’s agreement with the current operator of the Hernando County, Florida, location, the Company is not obligated to indemnify the operator for damages, loss or liability for the Company’s delivery to the operator of games that are not compliant, at the time of delivery, with federal, state and local laws and regulations.

Item 6. Exhibits

Exhibit No.	Description

4.1
Form of Unsecured Term Promissory Note issued in December 2006 through March 2007, and issued to PDS Gaming Corporation in March 2007 (incorporated by reference to Exhibit 4.3 to the registrant’s SB-2/A registration statement (File No. 333-13751) filed on February 8, 2007).

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

SPECTRE GAMING, INC.

Date: May 30, 2007	By:	/s/ D. Bradly Olah
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 30, 2007	By:	/s/ Kevin M. Greer
Title: Chief Financial Officer
(Principal Accounting Officer)

Exhibits

Exhibit No.	Description

4.1
Form of Unsecured Term Promissory Note issued in December 2006 through March 2007, and issued to PDS Gaming Corporation in March 2007 (incorporated by reference to Exhibit 4.3 to the registrant’s SB-2/A registration statement (File No. 333-13751) filed on February 8, 2007).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32	Section 1350 Certification (filed herewith).